Form 10KSB
period 1999-12-31
SHAW INTERNATIONAL INC
filed 2000-04-10
CIK 1080871

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-KSB


X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number          # 0-28927
                            ----------------
              Shaw International, Inc.
---------------------------------------------------------
     (Name of Small business Issuer in Its Charter)

           Delaware                             33-0850014
---------------------------------            ----------------------
  (State or Other Jurisdiction of              (IRS Employer
  Incorporation or Organization)             Identification No.)

  6025 South Eaton Lane, Littleton, Colorado     80123
-------------------------------------------------------------------
 (Address of Principal Executive Offices)      (ZIP Code)

                         (303) 798-2980
-------------------------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)


Securities to be Registered under Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange
                                       On Which Registered


Securities to be Registered under Section 12(g) of the Act:

       Common Stock


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days

    Yes   X          No
         ----            ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X
                                            ---
 Issuer's revenues for its most recent fiscal year.
                         None
                      ---------


Number of shares outstanding of common equity, as of April 1, 2000. 5,230,000 shares
-----------------


                                 PART I


     ITEM 1  DESCRIPTION OF BUSINESS
     --------------------------------


     General

         Shaw International, Inc. ("the Company") was incorporated in the State of Delaware on January 19, 1999. The Company is in the business of using current technology for Environmental Safety Kits to be utilized in oil spills. The Issuer is in the process of researching environmentally safe alternatives utilizing recyclable materials such as waste wood pellets, wood shavings and other products that would improve absorbency

Mission

The mission of the Company is to create a profit by selling its Marine and Trucking spill cleanup kits via wholesale and retail outlets as well as sales people selected by the Company. The Company will strive to offer the most effective, yet highly compact spill kits on the market, at a fair price.

Product

The Company initially intends to manufacture two types of spill kits - a pleasure boat marine spill kit and a kit for commercial road transport vehicles. The spill kits will be compact and effective against most oil spills. They can be carried like a large duffle bag and labeled "Emergency Spill Kit". Items in the kits include: environmentally safe and disposable sorbent in bags, oil-only absorbent HD pads, waterproof gloves, bilge cleaner, towels for absorbency, plugging compound for fuel tanks or vessel exteriors, bags, brooms, shovel, etc. The Company believes with the tougher environmental laws, the demand for this type of product will increase dramatically.

Manufacturing

The products to be incorporated into the spill kits can be purchased in large quantities at cost saving levels for quantities. The space required to put together the finished spill kits is modest and could be performed in a 500-600 sq. ft. warehouse. Sufficient space is available at present and the decision to expand will be based on price and logistics. Proximity to Fed Ex or Purolator location is important for ease of shipping.

The Company is negotiating with a large safety supply company to have the carrying cases made up and labeled. This would allow purchase of the other items as finished products and an assembly line technique for assembly of the final product.


Marketing

The marketing plan includes making available the product in several wholesale suppliers' lines, to marinas, boat manufacturers and sales outlets as well as fueling stations, bulk plants, and wholesale cardlocks (truck stops). Any outlet which services the marine or trucking industry could potentially be a supplier of this product.

The Company currently does not operate a website but plans to construct one at a later date which would include charging ability via credit card for purchases as well as an informational source.

It is strongly felt that this product or similar products will become a
legislated 	necessity at some point as environmental laws become more
stringent. The Company is positioning itself for this potentially expanding industry.

Competition

Although many spill kits are on the market, any that have been researched by the Company appear to have inadequate amounts of materials for most emergency situations, nor have they been custom designed for real spills and real situations. The Company's kit contents have been determined by seasoned professionals who have participated, organized and controlled real spill cleanups.

The price of the kit will be approximately $95.00 complete. The cost of manufacture including labor will be approximately $60.00 with a gross profit of $35.00 per kit. These costs can be reduced with build up of volume. This price is competitive with other products yet is more effective.

Suppliers

The suppliers of the components were selected on the basis of best price, product and availability of materials which comprise the spill kits. At this time there is an ample supply of the components and suppliers required for these kits.


Governmental Regulations



The Company, to the best of its knowledge, knows of no government regulations in regard to its product.

ITEM  2.   DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to due its present business by the president of the Company. In the near future the Company will be looking for its own space. The Company expects to have no problems finding the space it needs at prices which it can afford..

ITEM 3.  LEGAL PROCEEDINGS
---------------------------
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
None.

                               PART II


ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------
Title of Class                          Number of Record Holders

           Common                                  36

There is, as of the date of filing, no public market in any class of stock of the Company.


ITEM  6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------


Plan of Operation
-----------------

The Business Plan for the issuer over the next 12 months is to work the Company toward production of two types of Spill Kits. The issuer plans to rent warehouse space, order supplies in bulk from wholesale suppliers and produce the finished products for sale at outlets established during that period. Supply costs will be streamlined during this period, as well as labor costs. Financing will be arranged as required during this period. The Company will attempt to raise the needed capital by the sale of its securities in private placements. At present there is no specific plan or timetable. It is anticipated that a small 500-600 sq, ft, warehouse will be adequate to carry on the operation over the next year of business. Accounts will be established with wholesale suppliers to guarantee component supply for our production line. It is anticipated that sales will grow in an orderly fashion over the next year. An Internet website for sales and information is being considered but has not been established or committed to at this time.


ITEM 7.  FINANCIAL STATEMENTS.

                       SHAW INTERNATIONAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS
                         February 14, 1999
                         December 31, 1999

                        TABLE OF CONTENTS


INDEPENDENT AUDITORS REPORT                                1

BALANCE SHEET                                              2

STATEMENT OF OPERATIONS                                    3

STATEMENT OF STOCKHOLDERS' EQUITY                          4

STATEMENT OF CASH FLOWS                                    5

NOTES TO FINANCIAL STATEMENTS                              6-7

                             -1-

                             SHAW INTERNATIONAL, IN
                         (A Development Stage Company)

                                BALANCE SHEET

                                   ASSETS
                                            February       December
                                            14, 2000       31, 1999
CURRENT ASSETS
Cash                                        $8,518         $  10,193
                                            -------        ---------
TOTAL CURRENT ASSETS                        $8,518         $  10,193
                                            -------        ----------
OTHER ASSETS                                $    0         $       0
                                            ------         ---------
TOTAL OTHER ASSETS                          $    0         $       0
                                            ------         ---------

TOTAL ASSETS                                $8,518         $   10,193
                                            ------         ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                         $    0         $        0
                                            ------         ----------
TOTAL CURRENT LIABILITIES                   $    0         $        0
                                            ------         ----------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value
authorized 20,000,000 shares
issued and outstanding at
February 14, 2000 - None                    $   0

Common stock, $.0001 par value
authorized 80,000,000 shares;
issued and outstanding at
December 31, 1999-5, 230,000 Shares                        $   523
February 14, 2000-5, 230,000 Shares           523

Additional paid-in capital                  23,477         $23,477

Deficit accumulated during
developmental stage                        -15,482         -13,807
                                            ------         -------

TOTAL STOCKHOLDER'S EQUITY                 $ 8,518         $ 10,193
                                            ------         -------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $ 8,518         $ 10,193
                                           =======         ========

The Accompanying notes are an integral part of these financial statements.
                                    -2-


                       STATEMENT OF OPERATIONS

                                                           Jan. 19,
                             Jan 1,         Jan. 19       (inception)
                             Feb. 14,       1999 to
                             2000           Dec. 31,       to Feb. 14,
                                            1999           2000

INCOME
       Revenue

                             $     0       $      0        $        0

EXPENSES

Accounting Expense           $  1,000      $  1,000        $    2,000
Bank Expense                       0             17                17
Bookkeeping Expense                0            800               800
Consulting                         0            500               500
Filing Fees                       58            193               251
Legal Expense                      0          3,500             3,500
Offering Expense                   0            835               835
Office Expense                   480          6,162             6,642
Transfer Fees                    137            500               637
Travel                             0            300               300

TOTAL EXPENSES               $ 1,675       $ 13,807           $ 15,482

NET LOSS                    $ -1,675       $-13,807           $-15,482

Weighted average
number of common
shares outstanding          5,230,000     5,178,300           5,183,94

Net Loss
Per Share                   $ - .0003       $-.0027           $-.0030

The Accompanying notes are an integral part of these financial statements.
                             -3-


                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Deficit
                                                             accumulated
                                                             during
                     Common     Stock     Additional         development
                     Shares     Amount    paid-in capital    stage

January 19, 1999
issued for cash      5,000,000  $  500    $    500           $      0

April 7, 1999
issued from
sale of private        230,000      23      22,977
placement
(Note #1)

Net Loss,
January 19, 1999
(inception) to                                               -13,807
December 31, 1999    --------  ----       -------            --------
                    =================================================

Balance
December 31, 1999   5,230,000   $  523    $ 23,477           -13,807

Net Loss January
1, 2000 to
February 14, 2000                                            - 1,675
                    ------------------------------------------------

Balance,
February 15, 2000   5,230,000      523      23,477           -15,482
                   -------------------------------------------------

The Accompanying notes are an integral part of these financial statements.
                             -4-


                       STATEMENT OF CASH FLOWS

                                                                 Jan. 19,
                                   Jan 1,         Jan. 19       (inception)
                                   Feb. 14,       1999 to
                                   2000           Dec. 31,       to Feb. 14,
                                                  1999           2000

Cash Flows from
Operating Activities
Net Loss                           $ -1,675      $-13,807        $-15,482

Changes in assets and
liabilities
Increase in current Liabilities           0             0               0

Cash Flows from
Operating Activities                $-1,675      $-13,807       $ -15,482

Cash Flows from
Investing Activities                      0             0               0

Cash Flows from
Financing Activities
Issuance of common stock for cash         0       +24,000         +24,000

Net Decrease in cash               $ -1,675      $+10,193        $ +8,518

Cash, beginning of period            10,193             0               0

Cash, end of period                 $ 8,518       $10,193          $8,518

The Accompanying notes are an integral part of these financial statements.
                             -5-

NOTES TO FINANCIAL STATEMENTS
February 14, 2000, and December 31, 1999

NOTE 1  - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the State of Delaware, as Shaw International, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On January 19, 1999, the Company issued 5,000,000 shares of it's $0.0001 par value common stock for cash of $1,000.00.

On April 7, 1999, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 230,000 shares of common stock at a price of $0.10 per share for a total amount raised of $23,000.

NOTE 2  - ACCOUNTING POLICIES AND PROCEDURES
Accounting policies and procedures have not been determined except as follows:
1.  The Company uses the accrual method of accounting.
2. In April, 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.
3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
5.  The Company has adopted a year end of December 31.

NOTE 3  - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

                             -6-


                        SHAW INTERNATIONAL, INC.
                      (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS CONTINUED
                  February 14, 2000, and December 31, 1999

NOTE 4  - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5  - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


                             PART III


ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
--------------------------------------------------
AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.
------------------------------------------------------------------------
A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:


NAME AND ADDRESS       AGE         POSITION                DATE ELECTED

Gary A. Stannell                President, Secretary,          1/19/99
                                Treasurer & Director

Stewart A. Jackson              Director                       1/19/99


Resumes of the Directors and Officers of the Company are:


Gary A. Stannell has been a Director of the Company since January 19, 1999. Between 1993 and 1995 he was employed by Autogas Propane Ltd. He was in charge of merchandising and supply of products for the Provence of British Columbia, Canada. Since 1995 Mr. Stannell has been President and CEO of Stannell Petroleum Ltd.("Stannell Ltd"). Stannell Ltd is a supplier of Marine and Aviation fuels. Stannell Ltd operates a truck stop and fueling facility at the Vancouver International Airport located in Richmond, B.C., Canada. Stannell has had 28 years in the petroleum industry with extensive experience and training in cleanup and preparedness. Timely means to deal with spills is of utmost importance and products at your disposal can effectively reduce the impact on the environment and the safety of others. Such prompt action it is believed would be considered Due Diligence by government entities and any fines levied would be reduced or waived if these precautions had been exercised.

Steward A. Jackson, Phd has been a Director of the Company since January 19, 1999. Since 1987 Dr. Jackson has been an independent consultant for the mineral industry. Dr. Jackson has 37 years experience in the mineral industry. Dr. Jackson earned his doctor's degree in Stratigraphy and Economic Geology from the University of Alberta, Canada in 1969.


ITEM  10.   EXECUTIVE COMPENSATION

A. None of the officers or directors receives or has received any remuneration from the Company.

B. There is no annuity, pension or retirements benefit proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

C. No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan which is presently existing. No options have been granted. The Company has not decided when and in what circumstances it will start paying officers and directors.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 1999, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of December 31, 1999 there were 5,230,000 common shares outstanding.

Name and Address              Amount and Nature of       Percent Ownership
of Beneficial Owner           Beneficial Ownership


Gary A. Stannell              5,000,000  (Direct)        96%
11540 95th Avenue
Delta, B.C.
Canada V4C 3T2


1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 5,230,000 outstanding shares on December 31, 1999.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

On January 19, 1999 the Company issued 5,000,000 shares of its common stock to its president, Gary A. Stannell, for at total payment of $1,000.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)  3(i) Articles of incorporation*
       (ii) By-laws*
     11. Computation of per share earnings.*
     23. Consent of Barry L. Friedman, P.C.
     27. Financial Data Schedule*

* Incorporated by reference to filing 10SB12G/A filed March 2, 2000.

(b) There are no reports on 8-K