Form 10QSB
period 2000-03-31
SHAW INTERNATIONAL INC
filed 2000-07-12
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2000.

                     Commission file number

               Shaw International, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                          33-0850014
  ------------------------------                           ------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   6025 South Eaton Lane Littleton, CO                    80123
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                             (303) 798-2980
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not applicable
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
     ---            ---

There were 5,230,000 new shares of Common stock outstanding as of July 10, 2000.

                                     PART I

Item 1. Financial Statements.

SHAW INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
March 31, 2000
December 31, 1999

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                               1

BALANCE SHEET                                              2

STATEMENT OF OPERATIONS                                    3

STATEMENT OF STOCKHOLDERS' EQUITY                          4

STATEMENT OF CASH FLOWS                                    5

NOTES TO FINANCIAL STATEMENTS                            6-7

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________

Board Of Directors                                     June 20, 2000
Shaw International, Inc.
Littleton, Colorado

I have audited the Balance Sheets of Shaw International, Inc. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders, Equity and Cash Flows for the period January 1, 2000, to March 31, 2000, and the period January 19, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaw International, Inc. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the results of its operations and cash flows for the period January 1, 2000, to March 31, 2000, and the period January 19, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


//Barry L. Friedman//
Certified Public Accountant

                                       -1-
                                                                3

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                 _____________

                                    ASSETS
                                    ______
                                                      March       December
                                                      31, 2000    31, 1999
CURRENT ASSETS
     Cash                                             $  7,590    $ 10,193
                                                      --------    --------
TOTAL CURRENT ASSETS                                  $  7,590    $ 10,193
                                                      --------    --------
OTHER ASSETS                                          $      0    $      0
                                                      --------    --------
TOTAL OTHER ASSETS                                    $      0    $      0

TOTAL ASSETS                                          $  7,590    $ 10,193
                                                      ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES ASSETS                            $      0    $      0
                                                      --------    --------
     TOTAL CURRENT LIABILITIES                        $      0    $      0
                                                      --------    --------

STOCKHOLDERS' EQUITY
 Preferred stock,$.0001 par value
 authorized 20,000,000 shares
 issued and outstanding at
 March 31, 2000-None ASSETS                          $      0    $      0

 Common stock, $-0001 par value,
 authorized 80,000,000 shares~
 issued and outstanding at
 December 31, 1999-5,230,000 shares                   $   523
 March 31, 2000-5,230,000 shares                                  $    523

 Additional paid-in capital                           $ 23,477    $ 23,477

 Deficit accumulated during the development stage     $-16,410    $-13,807
                                                      --------    --------
         TOTAL STOCKHOLDER'S EQUITY                   $  7,590    $ 10,193
                                                      --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  7,590    $ 10,193
                                                      ========    ========

The accompanying notes are an integral part of these financial statements.

                                       -2-
                                                                4

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                           _______________________

                                         Jan. 1,     Jan. 19,    Jan.19,1999
                                         2000, to    1999, to   (inception) to
                                         Mar. 31,    Dec. 31,    Mar. 31,
                                         2000        1999        2000
INCOME
  Revenue                                $      0    $      0     $      0
                                         --------    --------     --------
EXPENSES
  Accounting Expense                     $  1,000    $  1,000     $  2,000
  Bank Charges                                  0          17           17
  Bookkeeping Expense                           0         800          800
  Consulting                                    0         500          500
  Filing Fees                                  58         193          251
  Legal Expense                                 0       3,500        3,500
  Offering Expense                              0         835          835
  Office Expense                            1,308       6,162        7,470
  Transfer Fees                               237         500          737
  Travel                                        0         300          300
                                         --------    --------     --------
TOTAL EXPENSES                           $  2,603    $ 13,807     $ 16,410
                                         --------    --------     --------
NET LOSS                                 $ -2,603    $-13,807     $-16,410
                                         ========    ========     ========
Net loss per share Basic and Diluted
Note #2                                  $ -.0005    $ -.0027     $ -.0032

Weighted average
number of common
shares outstanding                       $5,230,000  $5,178,300   $5,189,041

The accompanying notes are an integral part of these financial statements.

                                       -3-
                                                                5

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        _________________________________

                                                            DEFICIT
                                                           ACCUMULATED
                                               ADDITIONAL    DURING
                            COMMON STOCK        PAID-IN    DEVELOPMENT
                            SHARES    AMOUNT    CAPITAL      STAGE
-----------------------------------------------------------------------
Januarv 19, 1999
issued for cash            5,000,000 $   500   $     500   $       0

April 7, 1999
issued from
sale of private
placement (Note #1)        230,000        23      22,977

Net loss,
January 19, 1999
(inception) to
December 31, 1999                                            -13, 807
                          -------    -------    ---------  ----------
Balance,
December 31, 1999         5,230,000 $    523   $23,477     $ -13,807

Net loss,
January 1, 2000
March 31, 2000                                                -2, 603
                          -------    -------    ---------  ----------

Balance,
March 31, 2000            5,230,000 $    523    $23,477    $ -16,410
                          ========= ========    =======    =========

The accompanying notes are an integral part of these financial statements.

                                       -4-
                                                                6

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            _______________________

                                         Jan. 1,     Jan. 19,    Jan.19,1999
                                         2000, to    1999, to   (inception) to
                                         Mar. 31,    Dec. 31,    Mar. 31,
                                         2000        1999        2000

Cash Flows from
Operating Activities
  Net loss                               $ -2,603    $-13,807    $ -16,410

Changes in assets and
liabilities
  Increase in current
  Liabilities                                   0           0            0
                                         --------    --------     --------

Cash Flows from
Operating Activities                     $ -2,603    $-13,807     $ -16,410

Cash Flows from
Investing Activities                            0           0             0

Cash Flows from
Financing Activities
  Issuance of common
  stock for cash                                0     +24,000       +24,000
                                         --------     --------     --------

Net Increase/
Decrease in cash                         $ -2,603    $+10,193     $  +7,590

Cash,
beginning of period                        10,193           0             0
                                         --------    --------     ---------

Cash, end of period                      $  7,590    $  10,193    $   7,590

The accompanying notes are an integral part of these financial statements.

                                       -5-
                                                                7

                          SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        _____________________________
                      March 31, 2000, and December 31,1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the State of Delaware, as Shaw International, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. On January 19, 1999, the Company issued 5,000,000 shares of it's $0.0001 par value common stock for cash of $ 1, 000 .00 -On April 7, 1999, the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 230,000 shares of common stock at a price of $0.10 per share for a total amount raised of $23, 000 .

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES
Accounting policies and procedures have not been determined except as follows:
1. The Company uses the accrual method of accounting.
2. In April, 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-511), "Reporting on the Costs of Start-Up Activities" which provides (guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.
3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
5. The Company has adopted a year end of December 31.

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

                                       -6-
                                                                8

                          SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        _____________________________
                      March 31, 2000, and December 31,1999


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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                                       -7-
                                                                9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

Condition and Results of Operations.

Three months ended March 31, 2000.

Net sales were $0 for the quarter ended March 1, 2000.
Management is waiting completion of the Company's first production prototype to prepare a marketing and sales plan.

Operating Expenses were $2,603 for the period ended March 31, 2000.

There were not comparisons for the Quarter ended March 31, 1999 since the Company was not in operation at that time.

RISK FACTORS

1. Limited History of Operations. The Company was organized on January 19, 1999and has had no operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.

2. Time lapse to Operational Stage of the Company Operations therefore will depend upon the continued availability of investment capital to fully fund subsequent Projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.


3. Competition. Competition in the Oil Spill Industry may be expected to intensify.

4. Dependence on Management. Because the Company is a new business and has no significant operating history, it will be heavily dependent upon the services and experiences of its officers. The loss of the service of any officer could adversely affect the conduct of the Company's business.

5. Industry and Economic Factors. The Oil Spill industry in which the Company expects to operate is subject to constant changes based upon changes in environmental laws.

6. Control of the Company. The Officers, Directors and Principal Shareholder Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. Dividends. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.


8. Potential Conflicts of Interest. The officers and directors are associated with other firms, including others with material contractual relationships with this Issuer, and are involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers
and directors are currently, or may become, affiliated.   To help alleviate
this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

9. Going Concern As of March 31, 2000 the company had a stockholders' Equity of $7,590. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 1999 and the quarter ended March 31, 2000.

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 23, 2000.
             (3)  Filed by reference; Form 10-SB filed February 23, 2000.
             (11) Statement re: Computation of per share earnings.
             (21) Consent of Auditors

          (b)  There were no reports filed on Form 8-K

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAW INTERNATIONAL, INC.


Date: 7/11/2000              By    // Gary A. Stanell //