Form 10QSB
period 2000-06-30
SHAW INTERNATIONAL INC
filed 2000-08-21
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2000
                     Commission file number 0-28927

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
Yes  [X]        No  [ ]
     ---            ---

There were 5,230,000 shares of Common stock outstanding as of August 1, 2000.

                                     PART I

Item 1. Financial Statements.
                          SHAW INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS
                              June 30, 2000
                             December 31, 1999

                             TABLE OF CONTENTS
                             ------------------

                                                         Page
                                                         -----
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

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________

Board Of Directors                                     August 16, 2000
Shaw International, Inc.
Littleton, Colorado

I have audited the Balance Sheets of Shaw International, Inc. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders, Equity and Cash Flows for the period January 1, 2000, to June 30, 2000, and the period January 19, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaw International, Inc. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the period January 1, 2000, to March 31, 2000, and the period January 19, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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


//Barry L. Friedman//
Certified Public Accountant

                                       -1-
                                                                3

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                 _____________

                                    ASSETS
                                    ______

                                                      June       December
                                                      30, 2000    31, 1999
CURRENT ASSETS
     Cash                                             $  4,665    $ 10,193
                                                      --------    --------
TOTAL CURRENT ASSETS                                  $  4,665    $ 10,193
                                                      --------    --------
OTHER ASSETS                                          $      0    $      0
                                                      --------    --------
TOTAL OTHER ASSETS                                    $      0    $      0

TOTAL ASSETS                                          $  4,665    $ 10,193
                                                      ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES ASSETS                            $      0    $      0
                                                      --------    --------
     TOTAL CURRENT LIABILITIES                        $      0    $      0
                                                      --------    --------

STOCKHOLDERS' EQUITY
 Preferred stock,$.0001 par value
 authorized 20,000,000 shares
 issued and outstanding at
 March 31, 2000-None                                  $      0    $      0

 Common stock, $-0001 par value,
 authorized 80,000,000 shares~
 issued and outstanding at
 December 31, 1999-5,230,000 shares                              $    523
 March 31, 2000-5,230,000 shares                     $    523

 Additional paid-in capital                           $ 23,477    $ 23,477

 Deficit accumulated during the development stage     $-19,335    $-13,807
                                                      --------    --------
         TOTAL STOCKHOLDER'S EQUITY                   $  4,665    $ 10,193
                                                      --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  4,665    $ 10,193
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

                                       -2-
                                                                4

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                           _______________________

                                         Jan. 1,     Jan. 19,    Jan.19,1999
                                         2000, to    1999, to   (inception) to
                                         June 30,    Dec. 31,    June,
                                         2000        1999        2000
INCOME
  Revenue                                $      0    $      0     $      0
                                         --------    --------     --------
EXPENSES
  Accounting Expense                     $   2000    $  1,000     $  3,000
  Bank Charges                                 54          17           71
  Bookkeeping Expense                           0         800          800
  Consulting                                    0         500          500
  Filing Fees                                  58         193          251
  Legal Expense                                 0       3,500        3,500
  Offering Expense                              0         835          835
  Office Expense                            3,049       6,162        9,211
  Transfer Fees                               367         500          867
  Travel                                        0         300          300
                                         --------    --------     --------
TOTAL EXPENSES                           $  5,528    $ 13,807     $ 19,335
                                         --------    --------     --------
NET LOSS                                 $ -5,528    $-13,807     $-19,335
                                         ========    ========     ========
Net loss per share Basic and Diluted
Note #2                                  $ -.0011    $ -.0027     $ -.0037
                                         ========    ========     ========

Weighted average
number of common
shares outstanding                       $5,230,000  $5,178,300   $5,196,087
                                         ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                       -3-
                                                                5

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        _________________________________

                                                            DEFICIT
                                                           ACCUMULATED
                                               ADDITIONAL    DURING
                            COMMON STOCK        PAID-IN    DEVELOPMENT
                            SHARES    AMOUNT    CAPITAL      STAGE
-----------------------------------------------------------------------
Januarv 19, 1999
issued for cash            5,000,000 $   500   $     500   $       0

April 7, 1999
issued from
sale of private
placement (Note #1)        230,000        23      22,977

Net loss,
January 19, 1999
(inception) to
December 31, 1999                                            -13, 807
                          -------    -------    ---------  ----------
Balance,
December 31, 1999         5,230,000 $    523   $23,477     $ -13,807

Net loss,
January 1, 2000
June 30, 2000                                                -5,528
                          -------    -------    ---------  ----------

Balance,
March 31, 2000            5,230,000 $    523    $23,477    $ -19,335
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

                                       -4-
                                                                6

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            _______________________

                                         Jan. 1,     Jan. 19,    Jan.19,1999
                                         2000, to    1999, to   (inception) to
                                         June 30,    Dec. 31,    June 30,
                                         2000        1999        2000

Cash Flows from
Operating Activities
  Net loss                               $ -5,528    $-13,807    $ -19,335

Changes in assets and
liabilities
  Increase in current
  Liabilities                                   0           0            0
                                         --------    --------     --------

Cash Flows from
Operating Activities                     $ -5,528    $-13,807     $ -19,335

Cash Flows from
Investing Activities                            0           0             0

Cash Flows from
Financing Activities
  Issuance of common
  stock for cash                                0     +24,000       +24,000
                                         --------     --------     --------

Net Increase/
Decrease in cash                         $ -5,528    $+10,193     $  +4,665

Cash,
beginning of period                        10,193           0             0
                                         --------    --------     ---------

Cash, end of period                      $  4,665    $  10,193    $   4,665

The accompanying notes are an integral part of these financial statements.

                                       -5-
                                                                7

                          SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        _____________________________
                      June 30, 2000, and December 31,1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the State of Delaware, as Shaw International, Inc. The Company is in the business of manufacturing and selling marine spill kits. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On January 19, 1999, the Company issued 5,000,000 shares of it's
$0.0001 par value common stock for cash of $ 1, 000 .00

On April 7, 1999, the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 230,000 shares of common stock at a price of $0.10 per share for a total amount raised of $23, 000 .

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. It is management's plan to seek additional capital through a sale of its securities through private placements.

                                       -6-
                                                                8

                          SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        _____________________________
                      June 30, 2000, and December 31,1999


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

                                       -7-
                                                                9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

Condition and Results of Operations.

Three months ended June 30, 2000.

Net sales were $0 for the quarters ended June 30, 2000 and 1999.

Management has completed the Company's first production prototype and is preparing a marketing and sales plan.

To further the Company in its goal of producing and marketing Spell kits the Company has taken the follow actions during the second quarter:

A) Assembly-line work tables have been constructed in the warehouse. Approximately 600 sq. feet has been used for this perpose.

b) A sign has been ordered for the warehouse. Decaling has been ordered for the kit bags, denoting whether Marine or Trucking Kits.

C) Suppliers have been contacted to obtain the best prices consistant with projected demand.

D) Commission sales persons have been interviewed to promote kits in a trial move in the British Columbia area.

E) A color flyer has been prepared for advertising purposes to promote the product.

Operating Expenses were $2,925 for the quarter ended June 30, 2000.

There were not comparisons for the Quarter ended June 30, 1999 since the Company was not in operation at that time.

RISK FACTORS

1. Limited History of Operations. The Company was organized on January 19, 1999 and has had no operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.

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

9. Going Concern As of June 30, 2000 the company had a stockholders' Equity of $4,665. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 1999 and the quarter ended June 30, 2000.

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

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 23, 2000.
             (3)  Filed by reference; Form 10-SB filed February 23, 2000.
             (11) Statement re: Computation of per share earnings.
             (23) Consent of Auditors

          (b)  There were no reports filed on Form 8-K

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAW INTERNATIONAL, INC.


Date: 8/18/2000              By    // Gary A. Stanell //