Form 10KSB/A
period 1999-12-31
SHAW INTERNATIONAL INC
filed 2000-10-16
CIK 1080871

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                      FORM 10-KSB/A


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

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________

Board Of Directors                                     February 15, 2000
Shaw International, Inc.
Littleton, Colorado

I have audited the Balance Sheets of Shaw International, Inc. (A Development Stage Company), as of February 15, and December 31, 1999, and the related Statements of Operations, Stockholders, Equity and Cash Flows for the period January 1, 2000, to February 14, 2000 and the period January 19, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaw International, Inc. (A Development Stage Company), as of February 14, 2000, and December 31, 1999, and the results of its operations and cash flows for the period January 1, 2000, to February 14, 2000, and the period January 19, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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

  BARRY L. FRIEDMAN
--------------------
Barry L. Friedman
Certified Public Accountant

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

                                   SHAW INTERNATIONAL, INC.

                                      GARY A. STANELL
                                      ----------------
Date: 10/13/2000                  By  Gary A. Stanell