Form 10QSB
period 2000-09-30
SHAW INTERNATIONAL INC
filed 2000-11-13
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2000
                     Commission file number 0-28927

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

There were 11,230,000 shares of Common stock outstanding as of November 1, 2000.

                                     PART I

Item 1. Financial Statements.
                          SHAW INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS
                              June 30, 2000
                             December 31, 1999

                             TABLE OF CONTENTS
                             ------------------

                                                         Page
                                                         -----
INDEPENDENT AUDITORS' REPORT                               1

BALANCE SHEET                                              2

STATEMENT OF OPERATIONS                                    3-4

STATEMENT OF STOCKHOLDERS' EQUITY                          5

STATEMENT OF CASH FLOWS                                    6-7

NOTES TO FINANCIAL STATEMENTS                              7-9

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________

Board Of Directors                                     November 1, 2000
Shaw International, Inc.
Littleton, Colorado

I have audited the Balance Sheets of Shaw International, Inc. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders, Equity and Cash Flows for the period January 1, 2000, to September 30, 2000, and the period January 19, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaw International, Inc. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the period January 1, 2000, to September 30, 2000, and the period January 19, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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


BARRY L. FRIEDMAN
------------------
Barry L. Friedman
Certified Public Accountant

                                       -1-
                                                                3

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                 _____________

                                    ASSETS
                                    ______

                                                      September   December
                                                      30, 2000    31, 1999
CURRENT ASSETS
     Cash                                             $  2,417    $ 10,193
                                                      --------    --------
TOTAL CURRENT ASSETS                                  $  2,417    $ 10,193
                                                      --------    --------
OTHER ASSETS                                          $      0    $      0
                                                      --------    --------
TOTAL OTHER ASSETS                                    $      0    $      0

TOTAL ASSETS                                          $  2,417    $ 10,193
                                                      ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES ASSETS                            $    120    $      0
                                                      --------    --------
     TOTAL CURRENT LIABILITIES                        $    120    $      0
                                                      --------    --------

STOCKHOLDERS' EQUITY
 Preferred stock,$.0001 par value
 authorized 20,000,000 shares
 issued and outstanding at
 March 31, 2000-None                                  $      0

 Common stock, $-0001 par value,
 authorized 80,000,000 shares~
 issued and outstanding at
 December 31, 1999-5,230,000 shares                              $    523
 March 31, 2000-5,230,000 shares                     $   1,123

 Additional paid-in capital                           $ 24,077    $ 23,477

 Deficit accumulated during the development stage     $-22,903    $-13,807
                                                      --------    --------
         TOTAL STOCKHOLDER'S EQUITY                   $  2,297    $ 10,193
                                                      --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,417    $ 10,193
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

                                       -2-
                                                                4

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                           _______________________

                            3 Months,   3 Months  9 Months   9 Months
                            Ended       Ended     Ended      Ended
                            Sep. 30,    Sep. 30,  Sep. 30,   Sep. 30,
                             2000       1999       2000       1999
                            --------    -------   --------   --------

  INCOME
  Revenue                   $       0  $      0    $      0   $       0
                            ---------  --------    --------   ---------
  EXPENSES
  General and
  Administrative            $   3,568  $  2,368    $   9,096  $   4,663
                            ---------  --------    --------   ---------
  TOTAL EXPENSES            $   3,568  $  2,368    $   9,096  $   4,663
                            ---------  --------    --------   ---------
  NET LOSS                  $  -3,568  $ -2,368    $  -9,096  $  -4,663
                            =========  ========    ========   =========

  Net loss per share
  Basic and Diluted
  Note #2                   $ -.0006   $  -.0005  $  -.0017   $ -.0009

  Weighted average
  Number of common
  Shares outstanding        5,621,304  5,230,000  5,361,387  5,159.647
                            =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                                       -3-
                                                                5

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)
                       STATEMENT OF OPERATIONS (CONTINUED)
                       ----------------------------------

                                            Year       ,     July 20, 1998
                                            Ended            (Inception)
                                            Dec. 31,         to Sep. 30,
                                            1999             2000
                                            ---------        -------------

  INCOME
  Revenue                                   $       0        $          0
                                            ---------        -------------
  EXPENSES
  General and
  Administrative                            $ 13,807         $     22,903
                                            ---------        -------------
  TOTAL EXPENSES                            $ 13,807         $     22,903
                                            ---------        -------------
  NET LOSS                                  $-13,807         $    -22,903
                                           ==========        =============

Net loss per share
  Basic and Diluted
  Note #2                                   $  -.0027        $     -.0044

  Weighted average
  Number of common
  Shares outstanding                        5,178,300           5,259,082
                                            =========        ============

                                       -4-
                                                                6

                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                                                  accumulated
                                   Common Stock    Additional     during
                                   ------------    paid-in        development
                                  Shares   Amount  capital        stage
                                ---------  ------  -------        ---------
  January 19,1999
  Issued for cash               5,000,000  $  500  $      500              0

  Net loss,
  April 7 Issue from
  Sale of private
  Placement (notel)
                                  230,000      23      22,997              0
                                ---------  ------  ----------     ----------
  Net Loss,
  January 19,1999
  (inception to
  December 31, 1999                     -       -          -         -13,807
                                ---------  ------  ----------     ----------
  Balance
  December 31, 1999             5,230,000     523      23,977        -13,807

  September 25, 2000
  Issued for cash               6,000,000     600         600              -

  Net loss
  January 1, 2000 to
  September 30, 2000                                              $   -9,096
                                ---------  ------  ----------     ----------

  Balance
  September 30 2000            11,230,000  $1,123  $   24,077     $   22,903
                               ==========  ======  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                       -5-
                                                                7



                           SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                           -----------------------

                             3 Months,   3 Months  9 Months     9 Months
                             Ended       Ended     Ended        Ended
                             Sep. 30,    Sep. 30,  Sep. 30,     Sep. 30,
                              2000       1999       2000         1999
                             ------     -------    --------     ---------
  Cash Flows
  Operating activities:
  Net loss                   $  -3,568  $  -2,368  $  -9,096     $ -4,663

  Changes in assets and
  Liabilities:
    Acounts Payable               +120          0        120            0
                             ---------  ---------  ----------    --------
  Cash Flows from
  Operating Activities       $  -3,448    -2,368      -8,976       -4,663

  Cash Flows from
  Investing Activities:              0         0         0              0

  Cash Flows from
  Financing Activities:
  Issuance of common stock
  For cash                      +1,200         0     +1.200       +24,000
                              --------  --------  ---------     ---------
  Net Increase/
  Decrease in Cash           $  -2,248  $ -2,368   $ -7,776     $ +19,337

  Cash,
  Beginning of period            4,665    21,705    10,193              0
                              ---------  -------   --------      --------
  Cash,
  End of period               $  2,417  $ 19,337   $ 2,417      $  19,337
                              ========  ========   =========    =========

  The accompanying notes are an integral part of these financial statements.
                                       -6-
                                                                8

                           SHAW INTERNATIONAL, INC.
                         (A Development Stage Company)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                      ----------------------------------

                                            Jan. 19       July 20, 1999
                                            1999 to      (Inception)
                                            Dec. 31,      to Sept. 30,
                                            1999           2000
                                            ----------    ------------
  Cash Flows
  Operating activities:
    Net loss                                $  -13,807    $    -22,903

  Changes in assets and
  Liabilities:
    Accounts Payable                                 0             120
                                            ----------    ------------
    Cash Flows from
    Investing Activities:                      -13,807         -22,783

    Cash Flows from
    Investing Activities:                            0               0

  Cash Flows from
  Financing Activities:
    Issuance of common
    Stock For cash                             +24,000         +25,200
                                            ----------    ------------

  Net Increase in Cash                      $  +10,193    $     +2,417

  Cash,
  Beginning of period                                0               0
                                            ----------    ------------
  Cash,
  End of period                             $   10,193    $      2,417
                                            ==========    ============

  The accompanying notes are an integral part of these financial statements.

                                       -7-
                                                                9

                          SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        _____________________________
                 September 30, 2000, and December 31,1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the State of Delaware, as Shaw International, Inc. The Company is in the business of manufacturing and selling marine spill kits. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On January 19, 1999, the Company issued 5,000,000 shares of it's
$0.0001 par value common stock for cash of $ 1,000.00 or $0.002 per share.

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

On September 25, 2000, the Company issued 6,000,000 shares of it's $0.0001 par value common stock for cash of $1,200.00 or $0.0002 per share.

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

                                       -8-
                                                                10





NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no material source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a sale of its securities through private placements.

                                       -9-
                                                                11

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

                                       -10-
                                                                12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and on 10QSB.

Condition and Results of Operations.

Three months ended September 30, 2000.

Net sales were $0 for the quarters ended September 30, 2000 and 1999.

Management has completed the Company's first production prototype and is preparing a marketing and sales plan.

To further the Company in its goal of producing and marketing Spell kits the Company has taken the follow actions during the second and third quarters:

A) Assembly-line work tables have been constructed in the warehouse. Approximately 600 sq. feet has been used for this perpose.

b) A sign has been ordered for the warehouse. Decaling has been ordered for the kit bags, denoting whether Marine or Trucking Kits.

C) Suppliers have been contacted to obtain the best prices consistent with projected demand.

D) Commission sales persons have been interviewed to promote kits in a trial move in the British Columbia area.

E) A color flyer has been prepared for advertising purposes to promote the product.

F) A small production run has been started and product placed with potential distributors.

Operating Expenses were $3,568 for the quarter ended September 30, 2000 and $2,368 for the sime quarter in 1999. This increase is attributed to activity to start sales..


Change in Control of Registrant.

On September 25, 2000, the Company agreed to issue
6,000,000 shares of restricted common stock to Robert O. Woods ("Woods") for a purchase price of $1,200. This represented 53.4% of the Company's issued shares.


Resignation of Registrant's Directors.


(i) On September 25, 2000 the Company accepted the resignations of Gary A. Stannell as Director, Secretary, President and Treasurer of the
Company.

(ii) On September 25, 2000, Woods was appointed to the Board of Directors, and elected President, Secretary and Treasurer.



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

9. Going Concern As of September 30, 2000 the company had a stockholders' Equity of $2,297. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 1999 and the quarters ended June 30, 2000 and September 30, 2000.

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

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 23, 2000.
             (3)  Filed by reference; Form 10-SB filed February 23, 2000.
             (11) Statement re: Computation of per share earnings.
             (21) Consent of Auditors
             (27) Financial Data Schedule September 30, 2000

          (b)  There was one report on 8-K dated November 6, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAW INTERNATIONAL, INC.


                                      ROBERT O. WOODS
                                      ---------------
Date: 11/8/2000              By       ROBERT O. WOODS