Form 10KSB
period 2000-12-31
SHAW INTERNATIONAL INC
filed 2001-03-28
CIK 1080871

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended December 31, 2000

     __ Transition report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934

     For the transition period from __________ to ___________

     Commission file number          # 0-28927

              Shaw International, Inc.
          (Name of Small business Issuer in Its Charter)

           Delaware                  33-0850014
  (State or Other Jurisdiction of       (IRS Employer
  Incorporation or Organization)       Identification No.)

  6025 South Eaton Lane, Littleton, Colorado     80123
 (Address of Principal Executive Offices)      (ZIP Code)

                         (303) 798-2980
(Issuer's Telephone Number, Including Area Code)

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

    Yes   X          No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year.
                         None

     Number of shares outstanding of common equity, as of March 1, 2001.
          11,230,000 shares

                                      PART I


ITEM 1  DESCRIPTION OF BUSINESS



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

     The mission of the Company is to create a profit by selling its Marine and Trucking spill cleanup kits via wholesale and retail outlets as well as through sales people selected by the Company. The Company will strive to offer the most effective, yet highly compact spill kits on the market, at a fair price.

     Product

        The Company manufactures four types of spill kits including a pleasure boat marine spill kit and a kit for commercial road transport vehicles. The spill kits will be compact and effective against most oil spills. They can be carried like a large duffel bag and labeled "Emergency Spill Kit". Items in the kits include: environmentally safe and disposable sorbent in bags, oil-only absorbent HD pads, waterproof gloves, bilge cleaner, towels for absorbency, plugging compound for fuel tanks or vessel exteriors, bags, brooms, shovel, etc. The Company believes with the tougher environmental laws, the demand for this type of product will increase dramatically.

     Manufacturing

     The products incorporated into the spill kits can be purchased in large quantities at cost saving levels for quantities. The space required to put together the finished spill kits is modest and can be performed in a 500-600 sq.ft. warehouse. Sufficient space is available at present and the decision to expand will be based on price and logistics. Proximity to Fed Ex or Purolator location is important for ease of shipping. The Company is negotiating with a large safety supply company to have the carrying cases made up and labeled. This would allow purchase of the other items as finished products and an assembly line technique for assembly of the final product.


     Marketing

     The marketing plan includes making the product available in several wholesale suppliers' lines, to marinas, boat manufacturers and marine sales outlets as well as fueling stations, bulk plants, and wholesale cardlocks (truck stops). Any outlet which services the marine or trucking industry could potentially be a supplier of this product.

                                                                      Page 2
     The Company currently operates three websites, they are WWW.Shawintsernationalinc.com, WWW.oilspillrecovery.com/ and

WWW.spillresponsekit.com.

     It is strongly felt that these products or similar products will become a legislated necessity at some point as environmental laws become more stringent. The Company is positioning itself for this potentially expanding industry.

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

     Suppliers

     The suppliers of the components were selected on the basis of best price, product and availability of materials which comprise the spill kits. At this time there is an ample supply of the components. The Company has sufficient suppliers of the material required for these kits.


Governmental Regulations

     The Company, to the best of its knowledge, knows of no government regulations in regard to its product.

ITEM  2.   DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to conduct its present business by the president of the Company. In the near future the Company will be looking for its own space. The Company expects to have no problems finding the space it needs at prices which it can afford..

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II



ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Title of Class                          Number of Record Holders

           Common                                  36
                                                                      Page 3

The Company's common stock is traded on Non-Nasdaq OTC

Third quarter 2000:
High closing bid  None    Low closing bid  None

Forth quarter 2000:
High closing bid  $0.25    Low closing bid  $0.03125

First quarter 2001:
High closing bid   $0.74    Low closing bid  $0.125

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.


ITEM  6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Annual Report on Form 10KSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and on Form 10QSB.


Comparison of year ending December 31, 2000 with December 31, 1999

Net sales were $0 for the years ended December 31, 2000 and 1999.
General and Administrative Expenses were $10,019 for 2000 and 13,807 for 1999. The change is not considered indicative of any trend.
Net loss was $10,019 for 2000 and 13,807 for 1999. This change is not considered indicative of any trend.

The Company is still a "Development Stage Company".

The Company had total assets of $1,374 on December 31, 2000 and $10,193 on December 31, 1999. The decrease in asset was the use of the money in the business.

It is Management's plan to raise additional funds through the sale of equity or to seek additional capital through a merger with an existing operating company.

Management has completed the Company's first production prototype and is preparing a marketing and sales plan.

To further the Company in its goal of producing and marketing Spill kits the Company has taken the follow actions during the last half of fiscal 2000:

A) Assembly-line work tables have been constructed in the warehouse. Approximately 600 sq. feet has been used for this propose.

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

F) A small production run has been started and product introduced to potential distributors.

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

6. Control of the Company. The Officers, Directors and Principal Shareholder Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting,
                                                                      Page 5
may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

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

9. Going Concern. As of December 31, 2000 the company had a stockholders' Equity of $1,374. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 1999 and the year ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr., C.P.A.
Certified Public Accountants


To the Board of Directors of
Shaw International, Inc.
6025 South Eaton Lane
Littleton, Colorado, USA 80123


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Shaw International, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


ARMANDO C. IBARRA
------------------
Armando C. Ibarra, CPA
                                                                      Page 7

March 12, 2001

                            SHAW INTERNATIONAL, INC
                         (A Development Stage Company)
                                Balance Sheets
----------------------------------------------------------------------------

                                    ASSETS

                                                Year Ended       Year Ended
                                                December 31,     December 31,
                                                2000             1999
                                                ------------     ------------
Current Assets

    Cash                                        $      1,374     $     10,193
                                                 ------------    ------------

Total Current Assets                                   1,374           10,193
                                                 ------------    ------------
    TOTAL ASSETS                                $      1,374     $     10,193
                                                ============     ============

                        LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities                               $        0       $          0

Stockholders' Equity

 Preferred stock, $.0001 par value authorized
 (20,000,000 shares authorized; none
  issued and outstanding.)                               0                  0
 Common stock $.0001 par value authorized
 (80,000,000 shares authorized; issued
  and outstanding : 11,230,000 and
  5,230,000 shares at December 31, 2000               1,123               523
  1999, respectively.)
 Additional paid-in capital                          24,077            23,477
 Deficit accumulated during the development stage   (23,826)          (13,807)
                                                 ------------    ------------
Total Stockholders' Equity                             1,374           10,193
                                                ------------    ------------
TOTAL LIABILITIES &                             $      1,374     $     10,193
       STOCKHOLDERS' EQUITY                     ============     ============

             See Auditor's Report and Notes to Financial Statements
                                        F2
                                                                      Page 8

                            SHAW INTERNATIONAL, INC
                         (A Development Stage Company)
                            Statements of Operations
                    For the years ended March 31, 2000 and 1999
                And from May 4, 1978 (inception) through March 31, 2000
----------------------------------------------------------------------------

                                                            January 19, 1999
                        Year Ended        Year Ended        (Inception)
through
                        December 31,      December 31,      December 31,
                        2000              1999              2000
                        -----------       ------------     -------------------
Revenues
  Revenues              $         0       $         0       $             0
                        -----------       ------------     -------------------
Total Revenues                    0                 0                     0

General &
Administrative Expenses      10,019            13,807                23,826
                        -----------       ------------     -------------------
Total General &
Administrative Expenses      10,019            13,807                23,826

Net Loss                $   (10,019)      $   (13,807)      $       (23,826)
                        ===========       ============      ================
Net loss per share      $   (0.0015)      $   (0.0027)
                        ===========       ============
Weighted average shares
used for net loss
per share                 6,836,557         5,178,300
                        ===========       ============

             See Auditor's Report and Notes to Financial Statements
                                        F3
                                                                      Page 9

                            SHAW INTERNATIONAL, INC
                         (A Development Stage Company)
                         Statement of Stockholders' Equity
                   For the years ended March 31, 2000 and 1999
               And from May 4, 1978 (inception) through March 31, 2000
----------------------------------------------------------------------------

                                                          Deficit
                                                        Accumulated
                          Common    Common  Additional    During      Total
                          Shares    Stock   Paid In     Development
                                    Amount  Capital        Stage
                          -------   ------- ----------  ------------  --------
Issued for cash on
January 19, 1999          5,000,000 $  500  $   500      $    -       $  1,000

Issued from sale of
private placement
(Note #1) April 7,1 1999    230,000     23   22,977                     23,000

Net loss,
January 19, 1999
(inception)
to December 31, 1999                                      (13,807)    (13,807)
------------------------------------------------------------------------------
Balance,
December 31, 1999         5,230,000    523   23,477       (13,807)     10,193
==============================================================================

Common stock issued
September 25,
2000 @ $.0002 per share   6,000,000    600      600              0       1,200

Net loss, January 1, 2000
to December 31, 2000                                      (10,019)    (10,019)
------------------------------------------------------------------------------
Balance,
December 31, 2000        11,230,000 $1,123  $24,077      $ (23,826)   $  1,374
==============================================================================

             See Auditor's Report and Notes to Financial Statements
                                        F4
                                                                      Page 10

                            SHAW INTERNATIONAL, INC
                         (A Development Stage Company)
                           Statement of Cash Flows
----------------------------------------------------------------------------

                                                            January 19, 1999
                        Year Ended        Year Ended       (Inception) through
                        December 31,      December 31,      December 31,
                        2000              1999              2000
                        -----------       ------------      ------------------

CASH FLOWS FROM
OPERATING ACTIVITIES
---------------------
   Operating loss       $  (10,019)       $   (13,807)      $         (23,826)
   Accounts receivable           0                  0                       0
   Accounts payable              0                  0                       0
                        -----------       ------------      ------------------
   Net cash provided
   (used) by operating
    activities             (10,019)           (13,807)                (23,826)

CASH FLOWS FROM
INVESTING ACTIVITIES
--------------------
   Net cash used by
   investing activities          0                  0                       0

CASH FLOWS FROM
FINANCING ACTIVITIES
---------------------
   Common stock issuances    1,200             24,000                  25,200
                        -----------       ------------      ------------------
   Net cash provided by
   financing activities      1,200             24,000                  25,200
                        -----------       ------------      ------------------
-
   Net increase in cash     (8,819)            10,193                   1,374
                        -----------       ------------      ------------------
-
   Cash at beginning
   of year                  10,193                  0                       0
                        -----------       ------------      ------------------
-
   Cash at end of year  $    1,374        $    10,193       $           1,374
                        ==========        ===========       =================

             See Auditor's Report and Notes to Financial Statements
                                        F5
                                                                      Page 11

                            SHAW INTERNATIONAL, INC
                         (A Development Stage Company)
                         Notes to Financial Statements
                   For the years ended March 31, 2000 and 1999


NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Shaw International, Inc. The Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company.

On January 19, 1999, the Company issued 5,000,000 shares of its $
0.0001 par value common stock for cash of $ 1,000.00.

On April 6, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D promulgated thereunder. The Company sold 230,000 shares of common stock at a price of $ 0.10 per share for a total amount raised of $ 23,000.00.

On September 25, 2000, the Company issued 6,000,000 shares of its
$0.0001 par value common stock for cash of  $ 1,200.00 or  $
0.0002 per share.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Basis of Accounting

        The Company uses the accrual method of accounting.

b.   Basic Loss Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 19, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.
                                        F6
                                                                      Page 12

c.   Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


NOTE 3.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.


NOTE 4.   GOING CONCERN

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

                                        F7
                                                                      Page 13

NOTE 5.   RELATED PARTY TRANSACTION

The Company neither owns, nor leases any real or personal property. A director provides warehouse and office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for resolution of such conflicts.


NOTE 6.  INCOME TAXES

                                                December 31,
                                      ----------------------------
                                          2000             1999
                                      ----------------------------
Deferred tax assets:
Net operating loss carryforwards       $   10,019       $   13,807
Other                                        -0-              -0-
                                       ----------       ----------
Valuation allowance                       (10,019)         (13,807)

Net deferred tax assets                $     -0-        $      -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

        1999  Net Operating Loss      (13,807)
        2000  Net Operating Loss      (10,019)
                                     ---------
Net Operating Loss                   $(23,826)

As of December 31, 2000, the Company has net operating loss carryforwards of approximately $ 23,826 which will expire through 2019.
ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

      The Company's previous auditor Barry L. Friedman, died on January 27, 2001. The Company has hired Armando Iberra CPA to be the Company's new auditors.

                                        F8
                                                                      Page 14

                                     PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:


NAME AND ADDRESS       AGE         POSITION                DATE ELECTED

Robert G. Woods         55      President, Secretary,          9/25/01
                                Treasurer & Director

Stewart A. Jackson      50      Director                       1/19/99


Resumes of the Directors and Officers of the Company are:

Robert G. Woods, has been president and a director of the Company since September 25, 2001. Since 1994 he has been a co-owner and the operator of Wilson Creek Rent & Brew Ltd., a business selling and renting wine and beer making supplies.

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
               AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of March 1, 2001, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of March 1,2001 there were 11,230,000 common shares outstanding.

Name and Address         Amount and Nature of       Percent Ownership
of Beneficial Owner      Beneficial Ownership

Fulford Partners, Ltd          1,000,000  (Direct)          8.90%
42-700 Bob Hope Dr. #304
Rancho Mirage, CA 92270

Robert O. Woods                10,000,000  (Direct)         89.0%
RR2 Box 26 Jolly Site
Half Moon Bay BC, Canada
V0N 1Y0

1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 11,230,000 outstanding shares on March 1, 2001.



ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 19, 1999 the Company issued 5,000,000 shares of its common stock to its president, Gary A. Stannell, for at total payment of $1,000.

On September 25, 2000 the Company issued 6,000,000 shares of its $0.0001 par value common stock for cash of $2,200 or $0.0002 per share.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)  3(i)  Articles of incorporation*
      (ii) By-laws*
     11.  Computation of per share earnings.
     23.  Consent of Armando Iberra CPA

* Incorporated by reference to filing 10SB12G/A filed March 2, 2000.

(b) There are no reports on 8-K


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHAW INTERNATIONAL, INC.

                                      ROBERT O. WOODS
                                      ----------------
Date: 03/19/2001                  By  Robert O. Woods