Form 10QSB
period 2001-03-31
SHAW INTERNATIONAL INC
filed 2001-05-16
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2001
                     Commission file number 0-28927

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

There were 11,230,000 shares of Common stock outstanding as of March 31, 2001

                                     PART I

Item 1. Financial Statements.

ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
(A Professional Corporation)


Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr., C.P.A.
Certified Public Accountants


To the Board of Directors of
Shaw International, Inc.
(A Development Stage Company)

                            FINANCIAL STATEMENTS
                              June 30, 2000
                                March 31,2001

                             TABLE OF CONTENTS
                             ------------------

                                                         Page
                                                         -----
INDEPENDENT AUDITORS' REPORT                               1

BALANCE SHEET                                              2

STATEMENT OF OPERATIONS                                    3

STATEMENT OF STOCKHOLDERS' EQUITY                          4

STATEMENT OF CASH FLOWS                                    5

NOTES TO FINANCIAL STATEMENTS                              6-10

                                                                2

INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheets of Shaw International, Inc. (A Development Stage Company) as of March 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shaw International, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of general and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

ARMANDO C. IBARRA
-----------------
Armando C. Ibarra, CPA-APC
May 15, 2001

                                       1
                                                                3

                           SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)
                                Balance Sheets
                        As of March 31, 2001 and  2000
---------------------------------------------------------------------
                                           ASSETS

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                    March 31,        March 31,
                                                     2001              2000
                                                 ------------     -------------
Current Assets
      Cash                                       $        757     $     7,591
                                                 ------------     ------------
Total Current Assets                             $        757     $     7,591
                                                 ------------     ------------
      TOTAL ASSETS                               $        757     $     7,591
                                                 ============     ============

                      LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities                                $         0       $        0

Stockholders' Equity
  Preferred stock, $.0001 par value authorized
  (20,000,000 shares authorized; none
  issued and outstanding.)                       $         0       $        0
  Common stock $.0001 par value authorized
  (80,000,000 shares authorized; 11,230,000
  and 5,230,000 shares issued and outstanding
  at March 31, 2001 and 2000, respectively.)           1,123              523
  Additional paid-in capital                          24,077           23,477
  Deficit accumulated during development stage       (24,443)         (16,409)
                                                 ------------     ------------
Total Stockholders' Equity                               757            7,591
                                                 ------------     ------------
  TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY                     $       757      $     7,591
                                                 ============     ============
The accompanying notes are an integral part of these financial statements.

                                       2
                                                                4

                           SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                                              January 19, 1999
                                  Three Months  Three Months    (Inception)
                                      Ended         Ended         through
                                     March 31,     March 31,      March 31,
                                      2001          2000           2001
                                  ------------  -------------  ---------------
Revenues
  Revenues                        $        0    $       0      $        0
                                  ------------  -------------  ---------------
Total Revenues                    $        0    $       0      $        0

General & Administrative Expenses        617        2,602          23,826
                                  ------------  -------------  ---------------
Total General & Administrative
   Expenses                              617        2,602          23,826

Net Loss                          $     (617)   $  (2,602)     $  (23,826)
                                  ============  =============  ============
Basic loss per share                 (0.0001)   $  (0.0005)
                                  ============  =============
Weighted average number of
  common shares outstanding        11,230,000    5,230,000
                                  ============  =============

The accompanying notes are an integral part of these financial statements.

                                       3
                                                                5

                                                SHAW INTERNATIONAL, INC.
                                              (A Development Stage Company)
                                             Statement of Stockholders Equity
                                              As of March 31, 2001 and  2000
----------------------------------------------------------------------------

															Deficit
															Accumulated
							Common		Common		Additional 	During 		Total
							Shares		Stock			Paid-in	Development
										Amount		Capital	Stage
                                       -----------      ------------       --------------  ------------    ----------
Issued for cash on January 19, 1999    5,000,000        $      500         $        500   $         0      $   1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                 230,000                23               22,977             0         23,000

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                          (13,807)       (13,807)
                                       -----------      ------------       --------------  ------------    ----------

Balance,  December 31, 1999            5,230,000               523               23,477       (13,807)        10,193
====================================================================================================================

Common stock issued September 25,
2000 @ $.0002 per share                6,000,000               600                  600             0          1,200
                                       -----------      ------------       --------------  ------------    ----------
Net loss, January 1, 2000 to
December 31, 2000                                                                             (10,019)        (10,019)

---------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 2000           11,230,000             1,123               24,077       (23,826)          1,374
====================================================================================================================

Net loss, January 1, 2001 to
March 31, 2001                                                                                   (617)          (617)


Balance,  March 31, 2001             $11,230,000            $1,123              $24,077      $(24,443)          $757
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       4
                                                                6

                           SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                              January 19, 1999
                                  Three Months  Three Months    (Inception)
                                      Ended         Ended         through
                                     March 31,     March 31,      March 31,
                                      2001          2000           2001
                                  ------------  -------------  ---------------

CASH FLOWS FROM
OPERATING ACTIVITIES
---------------------
    Operating loss                $     (617)   $    (2,602)   $       (24,443)
                                  ------------  -------------  ---------------

    Net cash (used) by
    operating activities          $     (617)   $    (2,602)   $       (24,443)

CASH FLOWS FROM
INVESTING ACTIVITIES
--------------------
   Net cash provided by
   investing activities                    0              0                  0

CASH FLOWS FROM
FINANCING ACTIVITIES
---------------------
   Common stock                            0              0              1,123
   Additional paid-in capital              0              0             24,077
                                  ------------  -------------  ---------------

   Net cash provided by
   financing activities                    0              0             25,200
                                  ------------  -------------  ---------------
   Net (decrease) /
    increase in cash                    (617)        (2,602)               757

   Cash at beginning of period         1,374         10,193                  0
                                  ------------  -------------  ---------------

   Cash at end of period          $      757    $     7,591    $           757

The accompanying notes are an integral part of these financial statements.

                                       5
                                                                7

                           SHAW INTERNATIONAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                  For the Three Months Ended March 31, 2001

NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY
-------   ---------------------------------------
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

On September 25, 2000, the Company issued 6,000,000 shares of its $0.0001 par value common stock for cash of $ 1,200.00 or $ 0.0002 per share.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES
-------   ----------------------------------
a.   Basis of Accounting
     -------------------
        The Company uses the accrual method of accounting.

b.   Basic Loss Per Share
     --------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 19, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                                       6
                                                                8

-------   ----------------------------------------------
c. Cash Equivalents
     ---------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   Use of Estimates
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Income Taxes
     -----------
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


NOTE 3.   WARRANTS AND OPTIONS
------    --------------------
There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.


NOTE 4.   GOING CONCERN
------    -------------
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

                                       7
                                                                9

NOTE 5.   RELATED PARTY TRANSACTION
-------   -------------------------
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


NOTE 6.  INCOME TAXES
------   -------------

                                           March  31, 2001      March 31, 2000
                                           ---------------      --------------

Deferred tax assets:
Net operating loss carryforwards           $         617        $      2,602
                                           ---------------      --------------
Other                                                -0-                 -0-

Valuation allowance                                (617)              (2,602)
                                           ---------------      --------------
Net deferred tax assets                    $         -0-        $         -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES
------   --------------------------------

1999  Net Operating Loss                          (13,807)
2000  Net Operating Loss                          (10,019)
2001  Net Operating Loss (1st. Qtr.)                 (617)
                                           ---------------
Net Operating Loss                         $      (24,443)
                                           ===============
As of March 31, 2001, the Company has net operating loss carryforwards of approximately $ 24,443, which will expire through 2019.

                                       8
                                                               10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and 10KSB.

Condition and Results of Operations.

Three months ended March 31, 2001 and March 31, 2000.

Net sales were $0 for the quarters ended March 31, 2001 and 2000.
Operating Expenses were $617 for the quarter ended March 31, 2001 and $2,602 for the same quarter in 2000.

Management has completed the Company's first production prototype and is preparing a marketing and sales plan.

To further the Company in its goal of producing and marketing Spell kits the Company has taken the follow actions during the second and third quarters:

A) Assembly-line work tables have been constructed in the warehouse. Approximately 600 sq. feet has been used for this purpose.

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

F) A small production run has been started and product placed with potential distributors.
                                                               11

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

9. Going Concern As of March 31, 2001 the company had a stockholders' Equity of $2,297. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 2000 and the quarter ended March 31, 2001.


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


          (b) There were no reports on 8-K filed during the quarter ended March 31, 2001

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAW INTERNATIONAL, INC.


                                      ROBERT O. WOODS
                                      ---------------
Date: 5/15/2001              By       ROBERT O. WOODS