Form 10QSB
period 2001-06-30
SHAW INTERNATIONAL INC
filed 2001-08-17
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2001
                     Commission file number 0-28927

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

There were 11,230,000 shares of Common stock outstanding as of June 30, 2001

                                     PART I

Item 1. Financial Statements.

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)

To the Board of Directors of
Shaw International, Inc.
(A Development Stage Company)




                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Shaw International, Inc. (A Development Stage Company) as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and six months ended June 30, 2001 and 2000 respectively, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Shaw International, Inc.

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


ARMANDO C. IBARRA
----------------------------
Armando C. Ibarra, CPA-APC

August 6, 2001
                                       1

                            SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
               -------------------------------------------------

                                                         Six Months Six Months
                                                           Ended      Ended
                                                          June 30,   June 30,
                                                            2001       2000
                                                         --------  ---------
                                                         --------  ---------

                                             ASSETS
Current Assets

      Cash                                              $    472 $    4,665
                                                         --------  ---------
                                                         --------  ---------

Total Current Assets                                         472      4,665
                                                         --------  ---------
                                                         --------  ---------

      TOTAL ASSETS                                      $    472 $    4,665
                                                         ========  =========



                               LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

       Accounts payable                                 $  2,400 $        0
                                                        ---------  ---------
                                                        ---------  ---------

Total Current Liabilities                                  2,400          0
                                                        ---------  ---------
                                                        ---------  ---------

Total Liabilities                                          2,400          0

Stockholders' Equity

     Preferred stock, $.0001 par value authorized
      (20,000,000 shares authorized; none
        issued and outstanding.)                               0          0
     Common stock $.0001 par value authorized
      (80,000,000 shares authorized; 11,230,000
       and 5,230,000 shares issued and outstanding
       at June 30, 2001 and 2000, respectively.)           1,123        523
     Additional paid-in capital                           24,077     23,477
     Deficit accumulated during development stage        (27,128)   (19,335)
                                                         ---------  ---------
                                                         ---------  ---------

Total Stockholders' Equity                                 (1,928)      4,665
                                                          ---------------------
                                                          ---------------------

       TOTAL LIABILITIES &
                           STOCKHOLDERS' EQUITY         $     472      4,665
                                                        =====================
             See Accompanying Notes and Accountant's Review Report
                                        2

                            SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                            January 19, 1999
                                   Six Months      Six Months       Three Months        Three Months          (Inception)
                                     Ended            Ended             Ended               Ended               through
                                    June 30,        June 30,          June 30,            June 30,              June 30,
                                      2001            2000              2001                2000                  2001
                                 ---------------  --------------  ------------------  ------------------  ------------------
                                                                                                            60

Revenues
    Revenues                   $              0 $             0 $                 0 $                 0 $                    0
                                 ---------------  --------------  ------------------  ------------------  ---------------------

Total Revenues                                0               0                   0                   0                      0
General & Administrative                  3,302           5,528               2,685               2,926                 27,128
Expenses
                                 ---------------  --------------  ------------------  ------------------  ---------------------

Total General &                           3,302           5,528               2,685               2,926                 27,128
Administrative Expenses
                                 ---------------  --------------  ------------------  ------------------  ---------------------

Net Loss                       $        (3,302) $       (5,528) $           (2,685) $           (2,926) $             (27,128)
                                 ===============  ==============  ==================  ==================  =====================

Basic loss per share           $       (0.0003) $      (0.0011) $          (0.0002) $          (0.0006)
                                 ===============  ==============  ==================  ==================

Weighted average number of
  common shares outstanding          11,230,000       5,230,000          11,230,000           5,230,000
                                 ===============  ==============  ==================  ==================

             See Accompanying Notes and Accountant's Review Report


                            SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From January 19, 1999 (inception) through June 30, 2001


                                                                                          Deficit
                                                                                        Accumulated
                                      Common            Common         Additional          During          Total
                                      Shares             Stock          Paid-in         Development
                                                        Amount          Capital            Stage
                               -----------------------------------------------------------------------------------

Issued for cash on January          5,000,000        $    500         $    500           $      0          $ 1,000
19, 1999

Issued from sale of private
placement
(Note #1) April 7,1 1999              230,000              23           22,977                  0           23,000

Net loss, January 19, 1999
(inception)
to December 31, 1999                                                                     (13,807)          (13,807)

-------------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1999         5,230,000             523           23,477           (13,807)           10,193

===================================================================================================================
Common stock issued September
25,
2000 @ $.0002 per share             6,000,000             600              600                  0            1,200

Net loss, January 1, 2000 to
December 31, 2000                                                                        (10,019)         (10,019)

-------------------------------------------------------------------------------------------------------------------
   Balance,  December 31, 2000     11,230,000           1,123           24,077           (23,826)            1,374
===================================================================================================================

Net loss, January 1, 2001 to
June 30, 2001                                                                             (3,302)          (3,302)

-------------------------------------------------------------------------------------------------------------------
Balance,  June 30, 2001            11,230,000         $ 1,123          $24,077         $ (27,128)        $ (1,928)
===================================================================================================================


             See Accompanying Notes and Accountant's Review Report
                                        3

                            SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

January 19, 1999
                                       Six Months       Six Months        Three Months       Three Months          (Inception)
                                          Ended            Ended             Ended               Ended               through
                                        June 30,         June 30,           June 30,           June 30,              June 30,
                                          2001             2000               2001               2000                  2001
                                     ---------------  ----------------  --------------      -------------           ----------
   CASH FLOWS FROM OPERATING
   ACTIVITIES


       Operating loss               $  (3,302) $         (5,528)          $ (2,685)         $   (2,926)         $     (27,128)
       Increase in accounts payable      2,400                 0              2,400                   0                  2,400
                                     ----------       ---------------   -------------       -------------       ---------------


        Net cash (used) by               (902)           (5,528)              (285)             (2,926)               (24,728)
   operating activities

   CASH FLOWS FROM INVESTING
   ACTIVITIES

        Net cash provided by                 0                 0                  0                   0                      0
   investing activities

   CASH FLOWS FROM FINANCING
   ACTIVITIES

        Common stock                         0                 0                  0                   0                  1,123
        Additional paid-in capital           0                 0                  0                   0                 24,077
                                     ----------       ---------------   -------------       -------------       ---------------

        Net cash provided by                 0                 0                  0                   0                 25,200
   financing activities

                                     ----------       ---------------   -------------       -------------       ---------------
       Net (decrease) / increase         (902)           (5,528)              (285)             (2,926)                    472
   in cash

       Cash at beginning of period       1,374            10,193                757               7,591                      0

                                     ----------       ---------------   -------------       -------------       ---------------
       Cash at end of period        $      472 $           4,665          $     472         $     4,665         $          472
                                     ==========       ===============   =============       ============        ===============

             See Accompanying Notes and Accountant's Review Report
                                        5

                Microsoft Word 10.0.2930;SHAW INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2001


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


NOTE 4.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements.

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


NOTE 6.  INCOME TAXES

                                 Six Months Ended    As of December
                                  June 30, 2001         31, 2000
                                 -----------------   ---------------
                                 -----------------   ---------------

Deferred tax assets:
Net operating loss carryforwards     $  495            $ 3,574

                                 -----------------   ---------------
Other                                    -0-                -0-

Valuation allowance                    (495)             (3,574)

                                 -----------------   ---------------

Net deferred tax assets              $  -0-             $  -0-
                                 =================   ===============

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


999  Net Operating Loss                              (13,807)
000  Net Operating Loss                              (10,019)
001  Net Operating Loss (Six Months)                 ( 3,302)
                                              -----------------
                                              -----------------
         Net Operating Loss                     $    (27,128)
                                              =================

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 27,128, which will expire through 2019.

NOTE 7.   SUBSEQUENT EVENTS

Shaw International, Inc. subsequent to the balance sheet had their name changed to Everclear International, Inc. Everclear has initial funding of $ 25 million and will be investing in the Indian subcontinent. Everclear believes this offers potential for future growth. In a July 25 press release, the Company made know that they will be investing in a variety of consumer, business and media companies and mention that they had investments concluding in the next few days, in established organizations, now worth in excess of $ 700 million. The majority of investments will be in companies that are already revenue producing and profitable.

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

Condition and Results of Operations.

Three months ended June 30, 2001 and June 30, 2000.

Net sales were $0 for the quarters ended June 30, 2001 and 2000.
Operating Expenses were $2,685 for the quarter ended June 30, 2001 and $2,926 for the same quarter in 2000.

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

9. Going Concern. As of June 30, 2001, the company had a stockholders' Equity of $(1,928). The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 2000 and the quarter ended June 30, 2001.

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

                                      SHAW INTERNATIONAL, INC.


                                      FRANCOISE R. OTTO
                                      ---------------
Date: 8/17/2001              By       FRANCOISE R. OTTO