Form 10QSB
period 2001-09-30
EVERCLEAR INTERNATIONAL INC
filed 2001-11-21
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2001
                     Commission file number 0-28927

                      Everclear International, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                          33-0850014
  ------------------------------                           ------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   2100 West Hastings St. Vancouver BC Canada              V6E 3X2
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                                 (604) 687-8080
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         SHAW INTERNATIONAL, INC.
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]
     ---            ---

There were 11,230,000 shares of Common stock outstanding as of September 30, 2001

                                     PART I

Item 1. Financial Statements.

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra,
C.P.A.  Members of the
California Society of
Armando Ibarra, Jr., C.P.A.
Certified Public Accountants


To the Board of Directors of
Everclear International,  Inc.
(Formerly Shaw International, Inc.)
(A Development Stage Company)



                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Everclear International, Inc. (Formerly Shaw International, Inc)(A Development Stage Company) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Everclear International, Inc.

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




----------------------------
Armando C. Ibarra, CPA-APC

November 19, 2001
Chula Vista, California


                         EVERCLEAR INTERNATIONAL, INC.
                      (Formerly Shaw International, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets

                                                     Nine Months         Nine Months
                                                        Ended               Ended
                                                    September 30,       September 30,
                                                         2001                2000
                                                    ----------------  -------------------
Current Assets
      Cash                                          $            0      $       2,417
                                                    ----------------  -------------------
Total Current Assets                                             0              2,417
                                                    ----------------  -------------------
      TOTAL ASSETS                                  $            0      $       2,417

                                                    ================  ===================

Current Liabilities
      Accounts payable                              $         3,364     $           0
                                                    ----------------  -------------------
Total Current Liabilities                                     3,364                 0

                                                    ----------------  -------------------

Total Liabilities                                              3,364                 0

Stockholders' Equity
     Preferred stock, $.0001 par value
      authorized (20,000,000 shares
      authorized; none issued and outstanding.)                    0                 0
     Common stock $.0001 par value authorized
      (80,000,000 shares authorized; 11,230,000
       shares issued and outstanding as of
       September 30, 2001 and 2000, respectively.)             1,123             1,123
     Additional paid-in capital                               24,077            24,077
     Deficit accumulated during development stage           (28,564)           (22,783)

                                                    ----------------  -------------------
Total Stockholders' Equity                                   (3,364)             2,417
                                                    ----------------   -------------------
       TOTAL LIABILITIES &
                            STOCKHOLDERS' EQUITY    $              0     $       2,417

                                                    ================  ===================



                         EVERCLEAR INTERNATIONAL, INC.
                      (Formerly Shaw International, Inc.)
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                   January 19, 1999
                              Nine Months      Nine Months      Three Months     Three Months         (inception)
                                 Ended            Ended             Ended            Ended              through
                             September 30,    September 30,     September 30,    September 30,       September 30,
                                  2001            2000              2001             2000                2001
                             ---------------- ---------------- ----------------- ---------------- --------------------
Revenues
     Revenues                 $             0  $           0     $           0    $           0      $             0

                             ---------------- ---------------- ----------------- ---------------- --------------------
Total Revenues                             0              0                 0                0                    0

General & Administrative
Expenses                               4,738          8,976             1,436            3,448               28,564

                             ---------------- ---------------- ----------------- ---------------- --------------------
Total General &
Administrative Expenses               4,738           8,976             1,436            3,448               28,564

                             ---------------- ---------------- ----------------- ---------------- --------------------
Net Loss                     $       (4,738)  $      8,976)     $     (1,436)    $     (3,448)      $       (28,564)

                             ================ ================ ================= ================ ====================

Basic loss per share         $        (0.00)  $      (0.00)     $      (0.00)    $      (0.00)

                             ================ ================ ================= ================

Weighted average number of
  common shares outstanding       11,230,000      5,361,387        11,230,000        5,621,304

                             ================ ================ ================= ================



                          EVERCLEAR INTERNATIONAL, INC.

                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From January 19, 1999 (inception) through September 30, 2001


                                                                                         Deficit
                                                                                       Accumulated
                                           Common        Common       Additional         During          Total
                                           Shares         Stock         Paid-in        Development
                                                         Amount         Capital           Stage

------------------------------------------------------------------------------------------------------------------

Issued for cash on January 19, 1999          5,000,000     $  500       $     500        $     0         $   1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                       230,000         23          22,977              0            23,000

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                        (13,807)      (13,807)

                                        --------------- ------------- -------------- ----------------- ------------
Balance,  December 31, 1999                  5,230,000        523           23,477           (13,807)        10,193
======================================================= ============= ============== ================= ============


Common stock issued September 25,
2000 @ $.0002 per share                      6,000,000        600              600              0            1,200

Net loss, January 1, 2000 to
December 31, 2000                                                                            (10,019)     (10,019)

                                        --------------- ------------- -------------- ----------------- ------------
Balance,  December 31, 2000                 11,230,000      1,123            24,077          (23,826)       1,374
======================================================= ============= ============== ================= ==============

Net loss, January 1, 2001 to
September 30, 2001                                                                            (4,738)      (4,738)

                                        --------------- ------------- -------------- ----------------- --------------
Balance,  September 30, 2001               $11,230,000   $   1,123      $    24,077       $  (28,564)  $   (3,364)
======================================================= ============= ============== ================= ==============




                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                         January 19, 1999
                                        Nine Months     Nine Months    Three Months     Three Months        (inception)
                                           Ended           Ended           Ended           Ended              through
                                       September 30,   September 30,   September 30,   September 30,       September 30,
                                           2001            2000            2001             2000               2001
                                       -------------  --------------- --------------- ----------------- ---------------------

CASH FLOWS FROM OPERATING
ACTIVITIES

    Operating loss                     $     (4,738)   $     (8,976)   $     (1,436)   $     (3,448)    $        (28,564)
    Increase in accounts payable              3,364               0             964               0                 3,364
                                       -------------   --------------- --------------- ---------------  --------------------
     Net cash (used) by operating
     activities                              (1,374)         (8,976)           (472)         (3,448)              (25,200)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by investing
     activities                        $          0               0              0                0                    0

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock                                 0             600               0             600                 1,123
     Additional paid-in capital                   0             600               0             600                24,077
                                       ------------- ---------------   -------------   -------------    ------------------

     Net cash provided by financing
     activities                                   0           1,200               0           1,200                25,200
                                       ------------- ---------------   -------------   -------------    ------------------

    Net (decrease) / increase in cash        (1,374)         (7,776)           (472)         (2,248)                    0

    Cash at beginning of period               1,374          10,193             472           4,665                     0
                                       ------------- ---------------   -------------   -------------    ------------------

    Cash at end of period              $          0   $       2,417    $           0   $       2,417    $               0
                                       ============= ===============   =============   =============    ==================


                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                  For the Nine Months Ended September 30, 2001
6



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

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Basis of Accounting

 The Company's policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles.

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


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

b.       Basic Loss Per Share (Continued)

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

e.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.


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


NOTE 6.  INCOME TAXES

                                   Nine Months Ended       As of
                                   September 30, 2001 December 31, 2000
                                   ------------------ -----------------
                                   ------------------ -----------------

  Deferred tax assets:
  Net operating loss carryforwards         $   711              $3,574

                                   ------------------ -----------------
  Other                                         -0-               -0-

  Valuation allowance                         (711)             (3,574)

                                   ------------------ -----------------

  Net deferred tax assets                  $   -0-            $  -0-
                                   ================== =================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


 1999  Net Operating Loss                            (13,807)
 2000  Net Operating Loss                            (10,019)
 2001  Net Operating Loss (Nine Months)               ( 4,738)
                                              -----------------
                                              -----------------
           Net Operating Loss                  $    (28,564)
                                              =================

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 28,564, which will expire through 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward- looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and 10KSB.

Condition and Results of Operations.

Three months ended September 30, 2001 and September 30, 2000.

Net sales were $0 for the quarters ended September 30, 2001 and 2000. Operating Expenses were $1,436 for the quarter ended September 30, 2001 and $3,448 for the same quarter in 2000.

In an 8-K filed on August 17, 2001 the Company announced that a new group had taken over the Company and had abandoned the Company's previous business and was taking the Company in a different direction.

On September 6, 2001 the company released the following press release:

Thursday September 6, 2:12 pm Eastern Time
Press Release
The Directors of Everclear International, Inc Announce Merger Agreement With a Substantial Shipping/Cement Project in Ukraine
LONDON--(BUSINESS WIRE)--Sept. 6, 2001--OTC BB "SHWB": The Directors of Everclear International, Inc (formerly Shaw International, Inc) are pleased to announce a merger agreement with a substantial shipping/cement project in Ukraine.
The agreement is being implemented with immediate effect and definitive developments with respect to the merger will result in Everclear International, Inc (the "Company") divesting its existing position in certain India-based technology companies (as per an earlier press release): based on (1) fundamental valuation premises, (2) prevailing market conditions, (3) the unique nature of the merger opportunity, the Directors are convinced that the Company's participation in a strategic industrial segment in a high potential developing market is in the best interests of the Company's shareholders.
Odessa Industries Limited (a Michigan incorporated company), via a joint venture with Aladin Construction Company (Ukraine), is currently in possession of the requisite government approvals to begin construction of a bulk cement shipping handling terminal in the Ukrainian port of Yuzhniy (in the Odessa region). Significantly, while Ukrainian has an abundance of cement-related raw materials, there are no port facilities on the Black Sea: the planned shipping terminal will allow Ukrainian cement producers to access the lucrative international cement market, a market where Ukraine - on a number of counts - is expected to remain highly competitive for many years. As per the conditions of the merger, the Company (or one of it's major shareholders) will advance a preliminary sum of approximately US$ 500,000 - to Odessa Industries Limited; this amount will be utilized to formalize a number of "on ground" arrangements over a period of 3-4 weeks. Upon completion of the arrangements, the Company intends to raise the funds required (a total of US$ 38 million, in stages) either through the issuance of equity or through the issuance asset backed debentures/bonds; in this regard, approaches to potential investors are already under way. Whereas the Directors are optimistic that financing for the Ukraine project could be obtained within the context of the lucrative nature of the opportunity itself, the conclusion of any funding scheme must remain uncertain at this juncture. Potential investors in the Company's shares are also advised that the Ukraine continues to struggle on the economic front and the country has been the focus of international concerns governing human rights and political freedoms. Whereas the Directors are of the opinion that the fundamental and strategic nature of the extremely credible shipping terminal project outweighs the commonplace negative perceptions of Ukraine, investors and current shareholders should obtain qualified independent advice when entertaining positioning in shares which rely on any of the world's emerging markets for their direction. A detailed press release outlining the Ukraine project and financing options will follow in the second half of September 2001.
Cautionary Statement: This press release contains forward looking statements. Forward looking statements, by their very nature, include a version of the future which may well prove to be untrue or even misleading. Investors are advised to review such forwarding looking statements in the light of (a) facts and historical analysis freely available either in publications or over the internet and (b) volatile dynamics of the emerging markets in general and of Ukraine in particular. The company relies on litigation protection with respect to any and all forward looking statements.

As of the date of this filing the merger discussed in the press release was yet to take place.

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


          (b) An 8-K was filed dated August 17, 2001


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EVERCLEAR INTERNATIONAL, INC.


                                      FRANCOISE R. OTTO
                                      ---------------
Date: 11/20/2001              By       FRANCOISE R. OTTO