Form 10KSB
period 2001-12-31
EVERCLEAR INTERNATIONAL INC
filed 2002-05-10
CIK 1080871

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     __ Transition report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934

     For the transition period from __________ to ___________

     Commission file number          # 0-28927

            Everclear International, Inc.
          (Name of Small business Issuer in Its Charter)

           Delaware                  33-0850014
  (State or Other Jurisdiction of       (IRS Employer
  Incorporation or Organization)       Identification No.)

  1066 West Hastings Suite 2000  Vancouver B.C. V6E 3X2 Canada
 (Address of Principal Executive Offices)      (ZIP Code)

                         (604) 601-8276
(Issuer's Telephone Number, Including Area Code)

Securities to be Registered under Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange
                                       On Which Registered

Securities to be Registered under Section 12(g) of the Act:

       Common Stock

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days

    Yes           No __X___

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

     Number of shares outstanding of common equity, as of March 31, 2002.
          11,230,000 shares

                                     PART I


ITEM 1  DESCRIPTION OF BUSINESS

The Company is presently looking for business opportunities.


ITEM  2.   DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to conduct its present business by the president of the Company.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Title of Class                          Number of Record Holders

           Common                                  36


The Company's common stock is traded on Non-Nasdaq OTC

First quarter 2001:
High bid  $0.74    Low bid  $0.125

Second quarter 2001:
High bid  $0.385    Low bid  $0.25

Third quarter 2001:
High bid   $1.95    Low bid  $0.375

Forth quarter 2001:
High bid   $1.30     Low bid  $0.50


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

Comparison of year ending December 31, 2001 with December 31, 2000

Net sales were $0 for the years ended December 31, 2001and 2000. General and Administrative Expenses were $28,108 for 2001 and 10,019 for 2000. The change is not considered indicative of any trend.
Net loss was $28,108 for 2001 and 10,019 for 2000. This change is not considered indicative of any trend.

Company's operations, the Company has no present business and is looking to raise additional funds through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

The Company has recently released the following press release:


SAN DIEGO--(BUSINESS WIRE)--May 2, 2002--The Directors of Everclear International, Inc. (OTCBB:SHWB - news) would like to update the previously announced merger agreement involving a shipping/cement project located in Ukraine. Company management recognized that Ukraine had an abundance of cement-related raw materials, but lacked the required port facilities on the Black Sea to bring the materials to the lucrative international cement market. To capitalize on this situation, the company commenced a merger agreement with Odessa Industries Limited and Aladin Construction Company (Ukraine) which purported to possess the requisite government approvals to begin construction of a bulk cement shipping terminal in the Ukranian port of Yuzhniy. Unfortunately, the company ran into several hurdles, which prevented it from completing the merger as originally scheduled. Ukraine has been undergoing a review of existing Free Economic Zones and Special Investment Regimes, which meant, among other things, potential changes in tax exemptions for certain industries. Additionally, under World Bank supervision, the Ukraine government is taking steps to minimize undue political interference in the private sector. These factors contributed to the difficulty the company had obtaining satisfactory documentation. Management therefore thought it was prudent to terminate negations on the proposed merger at this time.

ITEM 7.  FINANCIAL STATEMENTS.

                               ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr., C.P.A.
Certified Public Accountants


To the Board of Directors of
Everclear International,  Inc.
(Formerly Shaw International, Inc.)
(A Development Stage Company)



                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Everclear International, Inc.
(Formerly Shaw International, Inc.)(A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everclear International, Inc. (Formerly Shaw International, Inc.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



----------------------------
Armando C. Ibarra, CPA-APC

April 5, 2002
Chula Vista, California
                                                                      Page 5

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

------------------------------------------------------------------------------

                                                              Year Ended                    Year Ended
                                                                 Ended                         Ended
                                                             December 31,                  December 31,
                                                                 2001                          2000
                                                         ----------------------        ----------------------
                               ASSETS


Current Assets
      Cash                                           $                       0     $                   1,374
                                                         ----------------------        ----------------------
Total Current Assets                                                         0                         1,374
                                                         ----------------------        ----------------------
      TOTAL ASSETS                                   $                       0     $                   1,374
                                                         ======================        ======================

                 LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                               $                  18,635     $                       0
      Loans payable                                                      8,099
                                                         ----------------------        ----------------------
Total Current Liabilities                                               26,734                             0
                                                         ----------------------        ----------------------
Total Liabilities                                                       26,734                             0

Stockholders' Equity

     Preferred stock, ($.0001 par value
      20,000,000 shares authorized; none
      issued and outstanding.)                                               0                             0
     Common stock, ($.0001 par value
       80,000,000 shares authorized; 11,230,000
       shares issued and outstanding as of
       December 31, 2001 and 2000, respectively.)                        1,123                         1,123
     Additional paid-in capital                                         24,077                        24,077
     Deficit accumulated during development stage                     (51,934)                      (23,826)
                                                         ----------------------        ----------------------
Total Stockholders' Equity                                            (26,734)                         1,374
                                                         ----------------------        ----------------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $                       0     $                   1,374
                                                         ======================        ======================

                                      2
                                                                      Page 6


                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

- ------------------- --- ------------------- --- ------------------------ ---

                                                                                                     January 19, 1999
                                                                                                        (inception)
                                                      Year Ended              Year Ended                  through
                                                     December 31,            December 31,              December 31,
                                                         2001                    2000                      2001
                                                  -------------------     -------------------     ------------------------
      Revenues


          Revenues                             $                   0   $                   0   $                        0

                                                  -------------------     -------------------     ------------------------

      Total Revenues                                               0                       0                            0

      General & Administrative Expenses                       28,108                  10,019                       51,934

                                                  -------------------     -------------------     ------------------------

      Total General & Administrative Expenses                 28,108                  10,019                       51,934

                                                  -------------------     -------------------     ------------------------

      Net Loss                                 $            (28,108)   $            (10,019)   $                 (51,934)

                                                  ===================     ===================     ========================


      Basic loss per share                     $              (0.00)   $              (0.00)

                                                  ===================     ===================

      Weighted average number of
        common shares outstanding                         11,230,000               6,836,557
                                      3
                                                                      Page 7




                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity From January 19, 1999 (inception) through December 31, 2001

-------------------------------------------------------- ------------- -------------- ---------------- ------------- ---

                                                                                        Deficit
                                                                                      Accumulated
                                           Common         Common       Additional        During        Total
                                           Shares         Stock         Paid-in       Development
                                                          Amount        Capital          Stage

-------------------------------------------------------- ------------- -------------- ---------------- ------------

Issued for cash on January 19, 1999           5,000,000     $     500      $     500      $      0      $    1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                        230,000            23         22,977                0       23,000

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                         (13,807)      (13,807)

                                          -------------- ------------- -------------- ---------------- -------------
------------------------------------------
Balance,  December 31, 1999                   5,230,000           523         23,477         (13,807)        10,193
======================================================== ============= ============== ================ =============


Common stock issued September 25,
2000 @ $.0002 per share                       6,000,000           600            600                0        1,200

Net loss, January 1, 2000 to
December 31, 2000                                                                            (10,019)       (10,019)


                                          -------------- ------------- -------------- ---------------- -------------
------------------------------------------
Balance,  December 31, 2000                  11,230,000         1,123         24,077         (23,826)         1,374
======================================================== ============= ============== ================ =============

Net loss, January 1, 2001 to
December 31, 2001                                                                            (28,108)       (28,108)

                                          -------------- ------------- -------------- ---------------- -------------
------------------------------------------
Balance,  December 31, 2001                  11,230,000     $   1,123      $  24,077      $  (51,934)   $    (26,734)
======================================================== ============= ============== ================ =============

                                      4
                                                                      Page 8

                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
-- --- ------------------ --- ------------------ --- ----------------------- --

                                                                                                              January 19, 1999
                                                                                                                (inception)
                                                                Year Ended             Year Ended                 through
                                                               December 31,           December 31,              December 31,
                                                                   2001                   2000                      2001
                                                             ------------------     ------------------     -----------------------

      CASH FLOWS FROM OPERATING ACTIVITIES


          Net loss                                       $            (28,108)  $            (10,019)  $                 (51,934)
          Increase in accounts payable                                  18,635                      0                      18,635
          Increase in loans payable                                      8,099                      0                       8,099

                                                             ------------------     ------------------     -----------------------

           Net cash (used) by operating activities                     (1,374)               (10,019)                    (25,200)



      CASH FLOWS FROM INVESTING ACTIVITIES

           Net cash provided by investing activities                         0                      0                           0

      CASH FLOWS FROM FINANCING ACTIVITIES

           Common stock                                                      0                    600                       1,123
           Additional paid-in capital                                        0                    600                      24,077

                                                             ------------------     ------------------     -----------------------

           Net cash provided by financing activities                         0                  1,200                      25,200


                                                             ------------------     ------------------     -----------------------

          Net (decrease) in cash                                       (1,374)                (8,819)                           0

          Cash at beginning of year                                      1,374                 10,193                           0

                                                             ------------------     ------------------     -----------------------

          Cash at end of year                            $                   0  $               1,374  $                        0

                                      5
                                                                      Page 9

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

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

In July 2001 Shaw International, Inc. had their name changed to Everclear International, Inc.


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

                                        6
                                                                    Page 10

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

                                        7
                                                                    Page 11

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


NOTE 6.  INCOME TAXES

                                           As of               As of
                                      December 31, 2001   December 31, 2000
                                      ------------------  ------------------
                                      ------------------  ------------------

      Deferred tax assets:
      Net operating loss carryforward $           7,984   $        3,574
                                      ------------------  ------------------
      Other                                       -0-                 -0-

      Valuation allowance                        (7,984)          (3,574)

                                      ------------------  ------------------

      Net deferred tax assets          $           -0-     $        -0-
                                      ==================  ==================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                        8
                                                                    Page 12

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


          1999  Net Operating Loss         (13,807)
          2000  Net Operating Loss         (10,019)
          2001  Net Operating Loss        ( 28,108)
                                         -----------
                                         -----------
                    Net Operating Loss   $ (51,934)
                                         ===========

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $51,934, which will expire twenty years from the date the loss was incurred.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

      None
                                        9
                                                                    Page 13

                                    PART III



ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

The following officers and directors held the positions shown on December 31, 2001.



NAME AND ADDRESS                   POSITION                DATE ELECTED

Ajay Sikka                     President                    7/19/2001
(Resigned 1/8/2002)            & Director

Francoise R. Otto              Secretary & Director         7/19/2001

Claudia Schultz                CFO & Director                7/19/2001

David Nash                      Director                     7/19/2001

(Resigned 1/8/2002)


Resumes of the Directors and Officers of the Company are:

Ajay Sikkaas was president and a director of the Company until January 8, 2002. Mr. Sikka founded IndiaHQ Solutions, Inc. in 1999. He is a private investor. Francoise R. Otto.

Claudia Schultz has been a Director and CFO since July 19, 2001. She is in cross boarder finance and the brokerage business.


David Nash has been a Director since July 19, 2001.

Francoise R. Otto has been President since January 8, 2002 and has been the secretary and a Director since July 19, 2001. From December 2000 she has been president of Stareclimber Enterprises, Inc. Stareclimber is in the business of venture capital, mergers and acquisitions, investor relations and other financial management. Between November 1990 and December 2000 she was a stockbroker at Georgia Pacific Securities Corp. in Vancouver BC Canada.



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
               AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of May 6, 2002, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of May 6,2002 there were 11,230,000 common shares outstanding.

Name and Address         Amount and Nature of       Percent Ownership
of Beneficial Owner      Beneficial Ownership

Golden Capital SEC ltd.        1,000,000  (Direct)          8.90%
ITF Martin & Assoc Lan Corp.

1177 West Hastings  #168
Vancouver BC CAN V6E 2K3

Martin & Asso. ITF Chintech     5,785,000                   51.51%
Conslulltants Ltd.
2100-1066 W Hastings St
Vancouver BC CAN V6E 3X2

Martin & Asso. in Trust        1,940,000                    17.27%
2100-1066 W Hastings St
Vancouver BC CAN  V6E 3X2


Pacific Federal S A             1,925,000                    17.14%
Eslcrow russel Chamberlain Q C
1-7100 River Rd.
Richlmond BC CAN V6X 1X5


1. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table.
Based on 11,230,000 outstanding shares on May 6, 2002.



ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(b) There was one report on 8-K filed Oct 18, 2001 concerning a new board of Directors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EVERCLEAR INTERNATIONAL, INC.

                                      FRANCOISE R. OTTO
                                      ----------------
Date: 05/07/2002                  By  FRANCOISE R. OTTO