Form 10QSB
period 2002-03-31
EVERCLEAR INTERNATIONAL INC
filed 2002-05-16
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31,2002
                     Commission file number 0-28927

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

There were 11,230,000 shares of Common stock outstanding as of March 31, 2002

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



                         INDEPENDENT ACCOUNTANT'S REPORT


We have reviewed the accompanying balance sheets of Everclear International, Inc. (Formerly Shaw International, Inc)(A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Everclear International, Inc.

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




----------------------------
Armando C. Ibarra, CPA-APC

May 13, 2002
Chula Vista, California
                                                               Page 2

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------

                                                        Three Months
                                                            Ended             Year Ended
                                                          March 31,          December 31,
                                                            2002                 2001
                                                        -------------------  -------------------

                                     ASSETS

Current Assets
      Cash                                                $   -                $        -
                                                        -------------------  -------------------
Total Current Assets                                          -                         -
                                                        -------------------  -------------------
      TOTAL ASSETS                                            -                $        -
                                                        ===================  ===================

                   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                    $          18,635               18,635
     Loans payable                                                   8,099                8,099
                                                        -------------------  -------------------
Total Current Liabilities                                           26,734               26,734
                                                        -------------------  -------------------
Total Liabilities                                                   26,734               26,734
Stockholders' Equity

     Preferred stock, ($.0001 par value
      20,000,000 shares authorized; none
      issued and outstanding)                                                         -
     Common stock, ($.0001 par value
       80,000,000 shares authorized; 11,230,000
       shares issued and outstanding)                               1,123                1,123
     Additional paid-in capital                                   24,077               24,077
     Deficit accumulated during development stage                (51,934)             (51,934)
                                                        -------------------  -------------------

Total Stockholders' Equity                                       (26,734)             (26,734)
                                                        -------------------  -------------------
       TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY         $   -                   $        -

                                                        ===================  ===================

                                     2
                                                               Page 3

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

------------------------------------------------------------------------------

                                                                               January 19, 1999
                                            Three Months   Three Months           (inception)
                                               Ended           Ended                through
                                             March 31,       March 31,             March 31,
                                                2002           2001                  2002
                                          --------------  ---------------- ----------------------
Revenues
    Revenues                                $   -          $   -                $   -
                                          --------------  ---------------- ----------------------
Total Revenues                                  -              -                    -
General & Administrative Expenses               -              617                  51,934
                                          --------------  ---------------- ----------------------
Total General & Administrative Expenses         -              617                  51,934
                                          --------------  ---------------- ----------------------
Net Loss                                    $   -          $                   $   (51,934)
                                          ==============  ================ ======================

Basic loss per share                       $   -          $  (0.00)
                                          ==============  ================

Weighted average number of
  common shares outstanding                  11,230,000      11,230,000

                                     3
                                                               Page 4

                  EVERCLEAR INTERNATIONAL, INC.
               (Formerly Shaw International, Inc.)
                  (A Development Stage Company)
          Statement of Changes in Stockholders' Equity
    From January 19, 1999 (inception) through March 31, 2002

--------------------------------------- ----------- -- ----------------- ----

                                                                               Deficit
                                                                              Accumulated
                                              Common     Common   Additional     During      Total
                                              Shares     Stock     Paid-in    Development
                                                         Amount    Capital       Stage

 --------------------------------------------------------------------------------------------------



 Issued for cash on January 19, 1999         5,000,000  $    500   $     500  $       -     $  1,000

 Issued from sale of private placement
 (Note #1) April 7,1 1999                      230,000        23      22,977      -           23,000

 Net loss, January 19, 1999 (inception)
 to December 31, 1999                                                            (13,807)    (13,807)

 -----------------------------------------------------------------------------------------------------
 Balance,  December 31, 1999                 5,230,000       523     23,477      (13,807)      10,193
 =====================================================================================================


 Common stock issued September 25,
 2000 @ $.0002 per share                     6,000,000       600        600             -      1,200

 Net loss, January 1, 2000 to
 December 31, 2000                                                                (10,019)    (10,019)

 -----------------------------------------------------------------------------------------------------
 Balance,  December 31, 2000                11,230,000     1,123      24,077       (23,826)      1,374
 =====================================================================================================

 Net loss, January 1, 2001 to
 December 31, 2001                                                                (28,108)    (28,108)
 -----------------------------------------------------------------------------------------------------
  Balance,  December 31, 2001               11,230,000     1,123     24,077        (51,934)    (26,734
 =====================================================================================================

 Net loss, January 1, 2002 to
 March 31, 2002                                                                        -           -
 =====================================================================================================

 Balance,  March 31, 2002                   11,230,000  $   1,123  $  24,077   $  (51,934) $  (26,734)
 =====================================================================================================

                                     4
                                                               Page 5

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash
--------------------------------------- ----------------------------------- --

                                                                                 January 19, 1999
                                                 Three Months      Three Months    (inception)
                                                    Ended             Ended          through
                                                  March 31,         March 31,       March 31,
                                                     2002              2001            2002
                                                -----------------  ------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                     $   -             $   (617)     $   (51,934)
    Increase in accounts payable                     -                   -            18,635
    Increase in loans payable                        -                   -             8,099
                                                -----------------  ------------- --------------------
     Net cash (used) by operating activities         -                 (617)         (25,200)


CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash provided by investing activities       -                   -             -

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock                                    -                   -             1,123
     Additional paid-in capital                      -                   -            24,077
                                                -----------------  ------------- --------------------

     Net cash provided by financing activities       -                  -             25,200

                                                -----------------  ------------- --------------------
    Net (decrease) in cash                           -                 (617)           -

    Cash at beginning of period                      -                 1,374           -
                                                -----------------  ------------- --------------------


    Cash at end of period                        $   -             $     757      $    -
                                                =================  ============= ====================

                                     5
                                                               Page 6

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002




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

In July 2001 Shaw International, Inc. had their name changed to Everclear International, Inc.


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Basis of Accounting

 The Company's policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles. The Company has adopted a December 31, year end.

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

                                     6
                                                               Page 7

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

                                     7
                                                               Page 8

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


NOTE 6.  INCOME TAXES

                                  March 31,         December 31, 2001
                                    2002
                                  ----------------  ---------------------
                                  ----------------  ---------------------
Deferred tax assets:

Net operating loss carryforwards         $  7,984                $ 7,984
Other                                         -0-                    -0-
                                  ----------------  ---------------------

Gross deferred tax assets                   7,984                  7,984

Valuation allowance                       (7,984)                (7,984)
                                  ----------------  ---------------------

Net deferred tax assets                   $   -0-                $   -0-
                                  ================  =====================


Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                     8
                                                               Page 9





NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


1999  Net Operating Loss                                             (13,807)
2000  Net Operating Loss                                             (10,019)
2001  Net Operating Loss                                            ( 28,108)
2002  Net Operating Loss (1st. Qtr.)                                     ( 0)
                                                             -----------------
          Net Operating Loss                                       $ (51,934)
                                                             =================

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $51,934, which will expire twenty years from the date the loss was incurred.
                                     9
                                                               Page 10

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

Condition and Results of Operations.

Three months ended March 31, 2002 and March 31, 2001.

Net sales were $0 for the quarters ended March 31, 2002 and 2001.
Operating Expenses were $0 for the quarter ended March 31, 2002 and $617 for the same quarter in 2001.

In an 8-K filed on August 17, 2001 the Company announced that a new group had taken over the Company and had abandoned the Company's previous business and was taking the Company in a different direction.

On May 14, 2002 the Company released the following press release:

Everclear International Inc. Merging Into Satellites


SAN DIEGO--(BUSINESS WIRE)--May 14, 2002--The Directors of Everclear International Inc. (OTCBB:EVCR) announce the formalization of a merger proposal received from Dinsmore Investments Ltd.

About three months ago, Protostar -- a private Bermuda corporation

-- initiated the activation of Dinsmore Investments in order to establish a publicly traded vehicle to facilitate the raising of both capital and debt. The pending merger with Everclear International will enable Protostar-Dinsmore to proceed with the corporate strategy of acquiring, and subsequently operating, satellite systems in Asia.

Management of the merged entity, to be re-named Protostar Holdings Inc., believes extreme weakness in the telecom industry is presenting unprecedented opportunities to acquire satellite systems at significant discounts.

Satellites offer many advantages to Asian users, stemming mainly from the geography of the region. In particular, China's huge landmass is a huge obstacle to optimal fiber coverage. Using satellite technology, customers can quickly and easily adjust their capacity as their bandwidth needs change, a feature that is particularly attractive to small ISPs in developing regions. Asia is the fastest growing region in the world measured by numbers of Internet users, and is expected to exceed 150 million users by 2003. Satellites are also proving effective in addressing the last mile problem, where the lack of sufficient local loop infrastructure makes it difficult to economically connect to international links.

The Company requires a total of US$ 75 million to initiate the purchase, upgrade and launch of one Protostar satellite. The funds will be arranged in stages, depending upon market conditions. Initially, the funds will be raised via debt-equity hybrids with a substantial straight equity financing anticipated in the future, at which time strategic investor equity participation will be sourced.

Specific details pertaining to the merger will be announced shortly.

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

                                      EVERCLEAR INTERNATIONAL, INC.


                                      FRANCOISE R. OTTO
                                      ---------------
Date: 5/16/2002                       FRANCOISE R. OTTO