Form 10QSB
period 2002-06-30
EVERCLEAR INTERNATIONAL INC
filed 2002-08-16
CIK 1080871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the quarterly period ended June 30,2002

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

            2100 - 1066 West Hastings St. Vancouver BC Canada V6E 3X2
          ------------------------------------------------------------
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

        Yes  [X]        No  [ ]

There were 11,230,000 shares of Common stock outstanding as of June 30, 2002

                                        1

                                       PART I

Item 1. Financial Statements.

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)

Armando C. Ibarra,
C.P.A. Members of the
California Society of
Armando Ibarra, Jr., C.P.A.

                          Certified Public Accountants

To the Board of Directors of
Everclear International,  Inc.
(Formerly Shaw International, Inc.)
(A Development Stage Company)

                           INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheets of Everclear International,
Inc. (Formerly Shaw International, Inc)(A Development Stage Company) as of June
30, 2002 and March 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended June 30, 2002 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Everclear International, Inc.

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

----------------------------
Armando C. Ibarra, CPA-APC

August 13, 2002
Chula Vista, California

                                       2

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                 Three Months Ended   Year Ended
                                                      June 30,        December 31,
                                                       2002             2001
                                                -------------------  ------------

ASSETS
  Current Assets
    Cash                                             $      -        $      -
    Total Current Assets                                    -               -
        TOTAL ASSETS                                        -        $      -
                                                     -----------    ------------

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                 $  18,635       $  18,635
    Loans payable                                        8,099           8,099
                                                     -----------    ------------
    Total Current Liabilities                           26,734          26,734
                                                     -----------    ------------
    Total Liabilities                                   26,734          26,734
    Stockholders' Equity Preferred stock,
       ($.0001 par value 20,000,000 shares
       authorized; none issued and outstanding)
       - Common stock, ($.0001 par value 80,000,000
       shares authorized; 11,230,000 shares issued
       and outstanding)                                  1,123           1,123
    Additional paid-in capital                          24,077          24,077
    Deficit accumulated during development stage       (51,934)        (51,934)
                                                     -----------    ------------
        Total Stockholders' Equity                     (26,734)        (26,734)
                                                     -----------    ------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $      -       $       -
                                                     ===========    ============

                See accompanying notes to financial statements.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                January 19, 1999

                                   Three Months     Three Months     (inception)
                                      Ended            Ended           through
                                     June 30,         June 30,        June 30,
                                      2002              2001             2002
                                    -----------     -----------     -------------
Revenues Revenues                   $      -         $     -         $      -
                                    -----------     -----------     -------------
  Total Revenues                           -               -                -
General & Administrative Expenses          -               617            51,934
                                    -----------     -----------     -------------
Total General & Administrative
   Expenses                                -               617            51,934
                                    -----------     ------------    -------------
  Net Loss                          $      -         $     -         $   (51,934)
                                    ===========     ============    =============
 Basic loss per share               $      -         $   (0.00)
                                    ===========     ============
Weighted average number of
common shares outstanding            11,230,000     11,230,000
                                    ===========     ============

                See accompanying notes to financial statements.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From January 19, 1999 (inception) through March 31, 2002

                                                                         Deficit
                                                                       Accumulated
                                             Common        Additional    During
                              Common         Stock          Paid-in    Development
                              Shares         Amount         Capital       Stage     Total
                            ------------  -------------  ------------  ----------  ----------

Issued for cash on
  January 19, 1999          5,000,000     $       500    $     500      $     -    $   1,000

Issued from sale of
private placement
(Note #1) April 7,1 1999      230,000              23       22,977            -        23,000

Net loss, January 19,
1999 (inception) to
December 31, 1999                 -               -            -         (13,807)    (13,807)
                          -------------  -------------  -----------  ------------  -----------
Balance, December 31,
1999                        5,230,000            523        23,477       (13,807)     10,193
                          =============  =============  ===========  ============ ============
Common stock issued
September 25, 2000 @
$.0002 per share            6,000,000            600           600           -         1,200

Net loss, January 1, 2000
to December 31, 2000              -              -             -         (10,019)    (10,019)
                          -------------  -------------  -----------  ------------  -----------
Balance, December 31,      11,230,000          1,123        24,077       (23,826)      1,374
2000                      =============  =============  ===========  ============  ===========

Net loss, January 1, 2001
to December 31, 2001              -              -             -         (28,108)    (28,108)
                          -------------  -------------  -----------  ------------  -----------
Balance, December 31,
2001                       11,230,000          1,123        24,077       (51,934)    (26,734)
                          =============  =============  ===========  ============= ===========
Net loss, January 1, 2002
to March 31, 2002                 -              -             -             -           -
                          -------------  -------------  -----------  ------------- -----------
Balance, March 31, 2002   $11,230,000    $     1,123    $   24,077   $   (51,934)  $  (26,734)
                          =============  =============  ===========  ============= ===========
Net loss, March 31, 2002
to June 30, 2002                  -              -             -             -            -
                          -------------  -------------  -----------  ------------- -----------
Balance, June 30, 2002    $11,230,000    $     1,123    $   24,077   $   (51,934)  $  (26,734)
                          =============  =============  ===========  ============= ===========

                See accompanying notes to financial statements.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                               Statements of Cash

                                                                                January 19, 1999
                                                Three Months    Three Months      (inception)
                                                   Ended           Ended            through
                                                  June 30,        June 30,         March 31,
                                                    2002            2001             2002
                                              ----------------- -------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $             -   $       (617)  $        (51,934)
  Increase in accounts payable                              -             -              18,635
  Increase in loans payable                                 -             -               8,099
                                              ----------------- -------------  ------------------
    Net cash (used) by operating activities                 -           (617)           (25,200)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash provided by investing activities                -             -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                             -             -               1,123
   Additional paid-in capital                               -             -              24,077
                                              ----------------- -------------  ------------------
   Net cash provided by financing activities                -             -              25,200
                                              ----------------- -------------  ------------------
   Net (decrease) in cash                                   -           (617)                -

   Cash at beginning of period                              -          1,374                 -
                                              ----------------- -------------  ------------------
   Cash at end of period                      $             -   $        757   $             -
                                              ================= =============  ==================

                See accompanying notes to financial statements.

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

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

                                    June 30, 2002         March 31, 2002
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1999  Net Operating Loss                              (13,807)
2000  Net Operating Loss                              (10,019)
2001  Net Operating Loss                             (28,108)
2002  Net Operating Loss (1st. Qtr.)
(0)
     2002 Net Operating Loss (2nd Qtr)
(0)
                                                -----------------
          Net Operating Loss                         $ (51,934)
                                                =================

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $51,934, which will expire twenty years from the date the loss was incurred.

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

Condition and Results of Operations.

Three months ended June 30, 2002 and June 30, 2001.

Net sales were $0 for the quarters ended June 31, 2002 and 2001.
Operating Expenses were $0 for the quarter ended June 31, 2002 and $617 for the same quarter in 2001.

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

About three months ago, Protostar a private Bermuda corporation initiated the activation of Dinsmore Investments in order to establish a publicly traded vehicle to facilitate the raising of both capital and debt. The pending merger with Everclear International will enable Protostar-Dinsmore to proceed with the corporate strategy of acquiring, and subsequently operating, satellite systems in Asia.

                                      3

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

                                        4

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

           (a) An 8-K was filed dated August 17, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EVERCLEAR INTERNATIONAL, INC.

                                      FRANCOISE R. OTTO
                                      -----------------
Date: 8/15/2002                       FRANCOISE R. OTTO