Form 10QSB/A
period 2002-06-30
EVERCLEAR INTERNATIONAL INC
filed 2002-12-11
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB/A
                          AMENDMENT #1 TO FORM 10-QSB


      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                     PART I

THE FORM 10-QSB OF EVERCLEAR INTERNATIONAL, INC. FOR THE PERIOD ENDED JUNE 30, 2002, FILED ON EDGAR ON JUNE 16, 2002, CONTAINED FINANCIAL STATEMENTS THAT WERE NOT REVIEWED BY ARMANDO C. IBARRA CERTIFIED PUBLIC ACCOUNTANTS AND WERE NOT REVIEWED BY ANY OTHER ACCOUNTANTS WHATSOEVER. A DUPLICATE OF THIS FORM 10-QSB APPEARS IMMEDIATELY BELOW.

EVERCLEAR INTERNATIONAL, INC. IS CURRENTLY IN THE PROCESS OF HAVING THE FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2002 REVIEWED BY A QUALIFIED ACCOUNTANT AND INTENDS TO SHORTLY FILE ANOTHER 10-QA, WHICH WILL CONTAIN FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2002 THAT HAVE BEEN REVIEWED BY A QUALIFIED ACCOUNTANT.

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



----------------------------
Armando C. Ibarra, CPA-APC

August 13, 2002
Chula Vista, California

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                                   Three Months     Year Ended
                                                   Ended June 30,   December 31,
                                                       2002             2001
                                                     --------         --------
ASSETS
Current Assets
  Cash                                               $     --         $     --
  Total Current Assets                                     --               --
      TOTAL ASSETS                                         --         $     --
                                                     --------         --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                   $ 18,635         $ 18,635
  Loans payable                                         8,099            8,099
                                                     --------         --------
  Total Current Liabilities                            26,734           26,734
                                                     --------         --------
  Total Liabilities                                    26,734           26,734

Stockholders' Equity Preferred stock,
 ($.0001 par value 20,000,000 shares authorized;
 none issued and outstanding) - Common stock,
 ($.0001 par value 80,000,000 shares authorized;
 11,230,000 shares issued and outstanding)              1,123            1,123
Additional paid-in capital                             24,077           24,077
Deficit accumulated during development stage          (51,934)         (51,934)
                                                     --------         --------
     Total Stockholders' Equity                       (26,734)         (26,734)
                                                     --------         --------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $     --         $     --
                                                     ========         ========

              See accompanying notes to financial statements.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                       January 19, 1999
                                     Three Months     Three Months        (inception)
                                        Ended            Ended             through
                                       June 30,         June 30,           June 30,
                                         2002             2001               2002
                                     -----------      ------------       ------------
Revenues Revenues                    $        --      $         --       $         --
                                     -----------      ------------       ------------
  Total Revenues                              --                --                 --

General & Administrative Expenses             --               617             51,934
                                     -----------      ------------       ------------
Total General & Administrative
   Expenses                                   --               617             51,934
                                     -----------      ------------       ------------
  Net Loss                           $        --      $         --       $    (51,934)
                                     ===========      ============       ============
 Basic loss per share                $        --      $      (0.00)
                                     ===========      ============
Weighted average number of
common shares outstanding             11,230,000        11,230,000
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

                                                                           Deficit
                                                                          Accumulated
                                                 Common     Additional      During
                                   Common        Stock       Paid-in     Development
                                   Shares        Amount      Capital        Stage          Total
                                   ------        ------      -------        -----          -----
Issued for cash on
January 19, 1999                  5,000,000      $  500      $   500      $     --       $  1,000

Issued from sale of
private placement
(Note #1) April 7, 1999             230,000          23       22,977            --         23,000

Net loss, January 19, 1999
(inception) to
December 31, 1999                        --          --           --       (13,807)       (13,807)
                                -----------      ------      -------      --------       --------
Balance, December 31, 1999        5,230,000         523       23,477       (13,807)        10,193
                                ===========      ======      =======      ========       ========
Common stock issued
September 25, 2000
@ $.0002 per share                6,000,000         600          600            --          1,200

Net loss, January 1, 2000
to December 31, 2000                     --          --           --       (10,019)       (10,019)
                                -----------      ------      -------      --------       --------
Balance, December 31, 2000       11,230,000       1,123       24,077       (23,826)         1,374
                                ===========      ======      =======      ========       ========
Net loss, January 1, 2001
to December 31, 2001                     --          --           --       (28,108)       (28,108)
                                -----------      ------      -------      --------       --------
Balance, December 31, 2001       11,230,000       1,123       24,077       (51,934)       (26,734)
                                ===========      ======      =======      ========       ========
Net loss, January 1, 2002
to March 31, 2002                        --          --           --            --             --
                                -----------      ------      -------      --------       --------
Balance, March 31, 2002         $11,230,000      $1,123      $24,077      $(51,934)      $(26,734)
                                ===========      ======      =======      ========       ========
Net loss, March 31, 2002
to June 30, 2002                         --          --           --            --             --
                                -----------      ------      -------      --------       --------
Balance, June 30, 2002          $11,230,000      $1,123      $24,077      $(51,934)      $(26,734)
                                ===========      ======      =======      ========       ========

                See accompanying notes to financial statements.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                               Statements of Cash

                                                                                January 19, 1999
                                                 Three Months    Three Months     (inception)
                                                    Ended          Ended            through
                                                   June 30,       June 30,         March 31,
                                                     2002           2001             2002
                                                   -------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $    --        $   (617)        $(51,934)
Increase in accounts payable                            --              --           18,635
Increase in loans payable                               --              --            8,099
                                                   -------        --------         --------
      Net cash (used) by operating activities           --            (617)         (25,200)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash provided by investing activities         --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock                                            --              --            1,123
Additional paid-in capital                              --              --           24,077
                                                   -------        --------         --------
Net cash provided by financing activities               --              --           25,200
                                                   -------        --------         --------
Net (decrease) in cash                                  --            (617)              --

Cash at beginning of period                             --           1,374               --
                                                   -------        --------         --------
Cash at end of period                              $    --        $    757         $     --
                                                   =======        ========         ========

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

NOTE 6. INCOME TAXES

                                              June 30, 2002    March 31, 2002
                                              -------------    --------------
     Deferred tax assets:

     Net operating loss carryforwards            $ 7,984           $ 7,984
     Other                                             0                 0
                                                 -------           -------

     Gross deferred tax assets                     7,984             7,984

     Valuation allowance                          (7,984)           (7,984)
                                                 -------           -------

     Net deferred tax assets                     $     0           $     0
                                                 =======           =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES


     1999  Net Operating Loss                              (13,807)
     2000  Net Operating Loss                              (10,019)
     2001  Net Operating Loss                              (28,108)
     2002  Net Operating Loss (1st. Qtr.)                       (0)
     2002 Net Operating Loss (2nd Qtr)                          (0)
                                                          ---------
               Net Operating Loss                         $ (51,934)
                                                          =========

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

                                      EVERCLEAR INTERNATIONAL, INC.


                                      Francoise R. Otto
                                      -----------------------------
Date: 12/10/2002                      FRANCOISE R. OTTO