Form 10QSB/A
period 2002-06-30
EVERCLEAR INTERNATIONAL INC
filed 2002-12-26
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #2


      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the quarterly period ended June 30,2002

                         Commission file number 0-28927


                            Everclear International, Inc.
                 (Name of Small Business Issuer in its Charter)


            Delaware                                              33-0850014
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


            2100 - 1066 West Hastings St. Vancouver BC Canada V6E 3X2
               (Address of Principal Executive Offices) (ZIP Code)


                                 (604) 687-8080
                (Issuer's Telephone Number, Including Area Code)


                              SHAW INTERNATIONAL, INC.
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

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

THE FOLLOWING FINANCIAL STATEMENTS HAVE BEEN REVIEWED BY ARMANDO C. IBARRA CERTIFIED PUBLIC ACCOUNTANTS AND DATED DECEMBER 24, 2002.

ITEM 1. FINANCIAL STATEMENTS.

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of            Year Ended
                                                                   June 30,          December 31,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $     --
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                     --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $     --
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $ 21,054           $ 18,635
  Loans payable                                                       8,438              8,099
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                            29,492             26,734
                                                                   --------           --------

TOTAL LIABILITIES                                                    29,492             26,734

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value 80,000,000 shares
   authorized; 11,230,000 shares issued and outstanding)              1,123              1,123
  Additional paid-in capital                                         24,077             24,077
  Deficit accumulated during development stage                      (54,692)           (51,934)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                          (29,492)           (26,734)
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $     --
                                                                   ========           ========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                     January 19, 1999
                                          Six Months      Six Months     Three Months    Three Months   (inception)
                                            Ended           Ended           Ended           Ended        through
                                           June 30,        June 30,        June 30,        June 30,      June 30,
                                             2002            2001            2002            2001          2002
                                         -----------     -----------     -----------     -----------     ---------
REVENUES
  Revenues                               $        --     $        --     $        --     $        --     $      --
                                         -----------     -----------     -----------     -----------     ---------

TOTAL REVENUES                                    --              --              --              --            --

GENERAL & ADMINISTRATIVE EXPENSES              2,758           3,302           2,758           2,685        54,692
                                         -----------     -----------     -----------     -----------     ---------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,758           3,302           2,758           2,685        54,692
                                         -----------     -----------     -----------     -----------     ---------

NET LOSS                                 $    (2,758)    $    (3,302)    $    (2,758)    $    (2,685)    $ (54,692)
                                         ===========     ===========     ===========     ===========     =========

BASIC LOSS PER SHARE                     $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                         ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       11,230,000      11,230,000      11,230,000      11,230,000
                                         ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From January 19, 1999 (inception) through June 30, 2002
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common       Additional     During
                                            Common          Stock        Paid-in     Development
                                            Shares         Amount        Capital        Stage          Total
                                            ------         ------        -------        -----          -----
Issued for cash on January 19, 1999       5,000,000       $    500       $   500      $     --       $  1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                    230,000             23        22,977            --         23,000

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                   (13,807)       (13,807)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 1999               5,230,000            523        23,477       (13,807)        10,193
                                        ===========       ========       =======      ========       ========
Common stock issued September 25,
2000 @ $.0002 per share                   6,000,000            600           600            --          1,200

Net loss, January 1, 2000 to
December 31, 2000                                                                      (10,019)       (10,019)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 2000              11,230,000          1,123        24,077       (23,826)         1,374
                                        ===========       ========       =======      ========       ========
Net loss, January 1, 2001 to
December 31, 2001                                                                      (28,108)       (28,108)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 2001              11,230,000          1,123        24,077       (51,934)       (26,734)
                                        ===========       ========       =======      ========       ========
Net loss, January 1, 2002 to
June 30, 2002                                                                           (2,758)        (2,758)
                                        -----------       --------       -------      --------       --------
BALANCE,  JUNE 30, 2002                  11,230,000       $  1,123       $24,077      $(54,692)      $(29,492)
                                        ===========       ========       =======      ========       ========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 19, 1999
                                                  Six Months    Six Months   Three Months   Three Months   (inception)
                                                    Ended         Ended          Ended         Ended         through
                                                   June 30,      June 30,      June 30,       June 30,       June 30,
                                                     2002          2001          2002           2001           2002
                                                   --------      --------      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (2,758)     $ (3,302)     $ (2,758)      $ (2,685)      $(54,692)
  Increase in accounts payable                        2,419         2,400         2,419          2,400         21,054
  Increase in loans payable                             339            --           339             --          8,438
                                                   --------      --------      --------       --------       --------

      NET CASH (USED) BY OPERATING ACTIVITIES            --          (902)           --           (285)       (25,200)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY INVESTING ACTIVITIES          --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                           --            --            --             --          1,123
  Additional paid-in capital                             --            --            --             --         24,077
                                                   --------      --------      --------       --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES          --            --            --             --         25,200
                                                   --------      --------      --------       --------       --------

NET (DECREASE) IN CASH                                   --          (902)           --           (285)            --

CASH AT BEGINNING OF PERIOD                              --         1,374            --            757             --
                                                   --------      --------      --------       --------       --------

CASH AT END OF PERIOD                              $     --      $    472      $     --       $    472       $     --
                                                   ========      ========      ========       ========       ========

                       See Notes to Financial Statements

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

On January 19, 1999, the Company issued 5,000,000 shares of its $ 0.0001 par value common stock for cash of $1,000.

On April 6, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D promulgated thereunder. The Company sold 230,000 shares of common stock at a price of $ 0.10 per share for a total amount raised of $23,000.

On September 25, 2000, the Company issued 6,000,000 shares of its $0.0001 par value common stock for cash of $1,200 or $ 0.0002 per share.

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

NOTE 6. INCOME TAXES

                                                                  June 30,
                                                                    2002
                                                                  --------
     Deferred tax assets:

     Net operating tax carryforwards                               $ 8,673
     Other                                                               0
                                                                   -------

     Gross deferred tax assets                                       8,673

     Valuation allowance                                            (8,673)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

          1999 Net Operating Loss                                  $(13,807)
          2000 Net Operating Loss                                   (10,019)
          2001 Net Operating Loss                                   (28,108)
          2002 Net Operating Loss (2nd. Qtr.)                        (2,758)
                                                                   --------
                    Net Operating Loss                             $(54,692)
                                                                   ========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $54,692, which will expire twenty years from the date the loss was incurred.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    An 8-K was filed dated August 17, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EVERCLEAR INTERNATIONAL, INC.


                                      Francoise R. Otto
                                      -----------------------------
Date: 12/24/2002                      FRANCOISE R. OTTO

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francoise R. Otto, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Everclear International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day of December 2002.


/s/ Francoise R. Otto
-------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francoise R. Otto, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Everclear
International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day of December 2002.


/s/ Francoise R. Otto
-------------------------
Chief Financial Officer