Form 10QSB
period 2002-09-30
EVERCLEAR INTERNATIONAL INC
filed 2002-12-27
CIK 1080871

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 11,230,000 shares of Common stock outstanding as of September 30,
2002

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of            Year Ended
                                                                 September 30,      December 31,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $     --
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                     --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $     --
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $ 20,735           $ 18,635
  Loans payable                                                       8,911              8,099
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                            29,646             26,734
                                                                   --------           --------

TOTAL LIABILITIES                                                    29,646             26,734

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value 80,000,000 shares
   authorized; 11,230,000 shares issued and outstanding)              1,123              1,123
  Additional paid-in capital                                         24,077             24,077
  Deficit accumulated during development stage                      (54,846)           (51,934)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                          (29,646)           (26,734)
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $     --
                                                                   ========           ========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                  January 19, 1999
                                     Nine Months    Nine Months      Three Months    Three Months   (inception)
                                        Ended          Ended            Ended           Ended         through
                                     September 30,  September 30,    September 30,   September 30,  September 30,
                                         2002           2001             2002            2001           2002
                                     -----------     -----------     -----------     -----------     ---------
REVENUES
  Revenues                           $        --     $        --     $        --     $        --     $      --
                                     -----------     -----------     -----------     -----------     ---------

TOTAL REVENUES                                --              --              --              --            --

GENERAL & ADMINISTRATIVE EXPENSES          2,912           3,302             154           2,685        54,846
                                     -----------     -----------     -----------     -----------     ---------

TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                  2,912           3,302             154           2,685        54,846
                                     -----------     -----------     -----------     -----------     ---------

NET LOSS                             $    (2,912)    $    (3,302)    $      (154)    $    (2,685)    $ (54,846)
                                     ===========     ===========     ===========     ===========     =========

BASIC LOSS PER SHARE                 $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                     ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            11,230,000      11,230,000      11,230,000      11,230,000
                                     ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From January 19, 1999 (inception) through September 30, 2002
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                           Common       Additional     During
                                           Common           Stock        Paid-in     Development
                                           Shares          Amount        Capital        Stage          Total
                                           ------          ------        -------        -----          -----
Issued for cash on January 19, 1999       5,000,000       $    500       $   500      $     --       $  1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                    230,000             23        22,977            --         23,000

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                   (13,807)       (13,807)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 1999               5,230,000            523        23,477       (13,807)        10,193
                                        ===========       ========       =======      ========       ========
Common stock issued September 25,
2000 @ $.0002 per share                   6,000,000            600           600            --          1,200

Net loss, January 1, 2000 to
December 31, 2000                                                                      (10,019)       (10,019)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 2000              11,230,000          1,123        24,077       (23,826)         1,374
                                        ===========       ========       =======      ========       ========
Net loss, January 1, 2001 to
December 31, 2001                                                                      (28,108)       (28,108)
                                        -----------       --------       -------      --------       --------
BALANCE,  DECEMBER 31, 2001              11,230,000          1,123        24,077       (51,934)       (26,734)
                                        ===========       ========       =======      ========       ========
Net loss, January 1, 2002 to
September 30, 2002                                                                      (2,912)        (2,912)
                                        -----------       --------       -------      --------       --------
BALANCE,  SEPTEMBER 30, 2002             11,230,000       $  1,123       $24,077      $(54,846)      $(29,646)
                                        ===========       ========       =======      ========       ========

                       See Notes to Financial Statements

                          EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          January 19, 1999
                                                Nine Months    Nine Months     Three Months   Three Months   (inception)
                                                   Ended          Ended           Ended          Ended         through
                                                September 30,  September 30,   September 30,  September 30,  September 30,
                                                    2002           2001           2002           2001           2002
                                                  --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (2,912)      $ (3,302)      $   (154)      $ (2,685)      $(54,846)
  Increase in accounts payable                       2,100          2,400           (319)         2,400         20,735
  Increase in loans payable                            812             --            473             --          8,911
                                                  --------       --------       --------       --------       --------

      NET CASH (USED) BY OPERATING ACTIVITIES           --           (902)            --           (285)       (25,200)


CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY INVESTING ACTIVITIES         --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          --             --             --             --          1,123
  Additional paid-in capital                            --             --             --             --         24,077
                                                  --------       --------       --------       --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         --             --             --             --         25,200
                                                  --------       --------       --------       --------       --------

NET (DECREASE) IN CASH                                  --           (902)            --           (285)            --

CASH AT BEGINNING OF PERIOD                             --          1,374             --            757             --
                                                  --------       --------       --------       --------       --------

CASH AT END OF PERIOD                             $     --       $    472       $     --       $    472       $     --
                                                  ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                         EVERCLEAR INTERNATIONAL, INC.
                       (Formerly Shaw International, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

NOTE 6. INCOME TAXES

                                                                September 30,
                                                                    2002
                                                                   -------
     Deferred tax assets:

     Net operating tax carryforwards                               $ 8,712
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       8,712

     Valuation allowance                                            (8,712)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES


          1999 Net Operating Loss                                  $(13,807)
          2000 Net Operating Loss                                   (10,019)
          2001 Net Operating Loss                                   (28,108)
          2002 Net Operating Loss (3rd. Qtr.)                        (2,912)
                                                                   --------
                    Net Operating Loss                             $(54,846)
                                                                   ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $54,846, which will expire twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward- looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and 10-KSB.

CONDITION AND RESULTS OF OPERATIONS.

Three months ended September 30, 2002 and September 30, 2001.

Net sales were $0 for the quarters ended September 30, 2002 and September 30, 2001.

General and Administrative Expenses were slightly lower for the quarter ended September 30, 2002 than for the quarter September 30, 2001, being $2,912 and $3,302 respectively.

In an 8-K filed on August 17, 2001 the Company announced that a new group had taken over the Company and had abandoned the Company's previous business and was taking the Company in a different direction.

                            PART II. OTHER INFORMATION

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

                                      EVERCLEAR INTERNATIONAL, INC.


                                      /s/ Francoise R. Otto
                                      -------------------------
Date: 12/24/2002                      Francoise R. Otto

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


/s/ Francoise R. Otto
------------------------
Chief Executive Officer

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


Francoise R. Otto
-------------------------
Chief Financial Officer